Form 10QSB
period 2002-06-30
MISSION BANCORP
filed 2002-08-19
CIK 1169483

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

For  the  quarterly  period  ended:  June  30,  2002

Commission  File  No:  0-49879

                                 MISSION BANCORP
                (Name of small business as specified in charter)

                                   California
                 (State or other jurisdiction of incorporation)

                                   73-1631401
                      (IRS Employer Identification Number)

                    1330 Truxtun Avenue Bakersfield, CA 93301
                                 (661) 859-2500
          (Address and telephone number of principal executive offices)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No    .
           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the June 30, 2002 (latest practicable date):

Common  Stock:     558,104

Transitional  Small  Business  Disclosure  Format  (check  one):  YES    ;  NO X
                                                                      ---

                                         PAGE
                                         ----

PART  I  -  FINANCIAL  INFORMATION

Item  1.  Financial  Statements

Balance Sheets at June 30, 2002 and December 31, 2001. . . . . . . . . . . . . 1
Statements  of  Operations  for  the  Three  and  Six  Months  Ended
  June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 2
Statements  of  Cash  Flows  for  the  Six  Months  Ended
  June 30, 2002 and 2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . 3
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . 4

Item  2.  Management's  Discussion  and  Analysis  of  Financial  Condition
          and Results of Operations. . . . . . . . . . . . . . . . . . . . . . 5

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . . . . . . . 7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                         MISSION BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)


                                                          June
                                                        30,2002
ASSETS
------

Cash and Cash Equivalents
Cash and due from banks                                $  2,507
Federal funds sold                                       14,680
                                                       ---------

    Total Cash and Cash Equivalents                      17,187

Time deposits in Other Financial Institutions               297
Investment securities, net                                2,025
Federal Home Loan Bank Stock, at Cost                        14

Loans                                                    42,649
Allowance for Loan Losses                                  (699)
                                                       ---------
     Net Loans                                           41,950

Leasehold improvements, furniture, and equipment, net       319
Accrued interest receivable and other assets                529
                                                       ---------

    TOTAL ASSETS                                       $ 62,321
                                                       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
  Demand deposits                                      $ 15,072
  Savings and NOW accounts                                3,613
  Money market                                           18,661
  Time certificates                                      17,556
  Public Funds                                              437
                                                       ---------

    Total Deposits                                       55,339

Other Borrowings                                            792

Accrued Interest Payable and Other Liabilities              218
                                                       ---------

    Total Liabilities                                    56,349
                                                       ---------

Shareholders' Equity

  Common Shares                                           5,610
  Accumulated Earnings                                      346
  Accumulated Other Comprehensive Income                     16
                                                       ---------

    Total Shareholders' Equity                            5,972
                                                       ---------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $ 62,321
                                                       =========

The accompanying notes are an integral part of these condensed financial statements.

                              MISSION BANCORP AND SUBSIDIARY
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
             (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                 For the Three Months Ended     For the Six Months Ended
                                          June 30,                     June 30,
                               -----------------------------  ---------------------------
                                    2002           2001           2002          2001
                               --------------  -------------  ------------  -------------
Interest Income                $          826  $         832  $      1,641  $       1,604
Interest Expense                          223            322           444            631
                               --------------  -------------  ------------  -------------

    Net Interest Income                   603            510         1,197            973
Provision for Loan Losses                  55             53           130             98
                               --------------  -------------  ------------  -------------

Net Interest Income after
    Provision for Loan Losses             548            457         1,067            875

Non-Interest Income                        65             69           124            111
Non-Interest Expense                      490            396           893            705
                               --------------  -------------  ------------  -------------

    Income before Taxes                   123            130           298            281
Income Taxes                               51             54           127             55
                               --------------  -------------  ------------  -------------

    Net Income                 $           72  $          76  $        171  $         226
                               ==============  =============  ============  =============
Per Share Data:
    Net Income - Basic         $         0.13  $        0.14  $       0.31  $        0.41
    Net Income - Diluted       $         0.13  $        0.14  $       0.30  $        0.40

The accompanying notes are an integral part of these condensed financial statements.

                         MISSION BANCORP AND SUBSIDIARY
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)


                    SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                             -------------------
                                                               2002      2001
                                                             --------  ---------
OPERATING ACTIVITIES
 Net Income                                                  $   171   $    226
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on other real estate owned                                 -         16
   Unrealized holding gain (loss)                                 16         22
   Provision for Loan Losses                                     130         98
   Depreciation and amortization                                  48         37
   Decrease (increase) in Other Assets and Int. Receivable       (41)        25
   Increase in deferred income taxes                             (11)         -
   Increase (decrease) in other liabilities                     (162)        32
                                                             --------  ---------

          Net Cash Provided by Operating Activities              151        456
                                                             --------  ---------

INVESTING ACTIVITIES
 Proceeds from maturing, called or sold investments              696        800
 Purchases of investment securities                           (3,420)    (5,001)
 Net activity in loans made to customers                      (1,462)    (7,464)
 Purchases of Premises and Equipment                            (128)      (159)
                                                             --------  ---------

          Net Cash Used in Investing Activities               (4,314)   (11,824)
                                                             --------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                      4,796     10,797
 Increase (decrease) in repurchase agreements                    455        478
 Common stock proceeds                                            31          -
                                                             --------  ---------

          Net Cash Provided by Financing Activities            5,282     11,275
                                                             --------  ---------

Net Increase in Cash and Cash Equivalents                      1,119        (93)

Cash and Due from Banks at beginning of period                 1,388      2,178
                                                             --------  ---------

Cash and Due from Banks at end of period                     $ 2,507   $  2,085
                                                             ========  =========

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

The accompanying notes are an integral part of these condensed financial statements.

Note 1.  Basis  of  Presentation  and  Disclosure

The accompanying unaudited consolidated condensed financial statements of Mission Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

All  material  intercompany  balances  and  transactions  have  been eliminated.

The Company is a bank holding company regulated by the Federal Reserve that owns 100% of the outstanding capital stock of Mission Bank ("Bank"). The Company is organized under the laws of the State of California, and is a member of the Federal Reserve System whose deposits are insured by the Federal Deposit Insurance Corporation. The Bank provides a full range of commercial banking and consumer banking services to businesses and individuals. The Company is regulated by the Federal Reserve and various state agencies.


Following is information about the computation of earnings per share data for the three and six months ended June 30, 2002 and 2001.
Income  (numerator)  amounts  are  in  thousands  of  dollars.

                                         Three Months Ended June 30,2002
                                       ------------------------------------
                                         Income        Shares     Per-Share
                                       (Numerator)   (Denominator)  Amount
                                       ------------  -------------  -------
Basic EPS
  Income available to common
stockholders                           $         72        558,104  $   .13
                                                                    =======
  Effect of dilutive securities stock             -          4,923
options                                ------------  -------------

Diluted EPS
  Income to common stockholders        $         72        563,027  $   .13
                                                     =============  =======

                                          Three Months Ended June 30,2001
                                       --------------------------------------
                                         Income         Shares     Per-Share
                                       (Numerator)   (Denominator)  Amount
                                       ------------  -------------  ---------
Basic EPS
  Income available to common
stockholders                           $         76        554,324  $   .14
                                                                    =======
  Effect of dilutive securities stock             -          5,245
options                                 ------------  -------------

Diluted EPS
  Income to common stockholders        $         76        559,569  $   .14
                                                     =============  =======

                                           Six Months Ended June 30,2002
                                       -------------------------------------
                                         Income         Shares     Per-Share
                                       (Numerator)   (Denominator)  Amount
                                       ------------  -------------  --------
Basic EPS
  Income available to common
stockholders                           $        171        558,104  $   .31
                                                                    =======
  Effect of dilutive securities stock             -          4,923
options                                ------------  -------------

Diluted EPS
  Income to common stockholders        $        171        563,027  $   .30
                                                     =============  =======

                                           Six Months Ended June 30, 2001
                                       -------------------------------------
                                         Income         Shares     Per-Share
                                       (Numerator)   (Denominator)  Amount
                                       ------------  -------------  --------
Basic EPS                              $        226        554,324  $   .41
                                                                    =======
  Income available to common
stockholders
  Effect of dilutive securities stock             -          5,245
options                                ------------  -------------

Diluted EPS
  Income available to common
stockholders                           $        226        559,569  $   .40
                                                     =============  =======


ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

The following discussion and analysis presents a review of the consolidated condensed operating results and financial condition of Mission Bancorp and its subsidiary for the six month period ended June 30, 2002 and 2001.

DISCUSSION  OF  FINANCIAL  CONDITION  CHANGES FROM DECEMBER 31, 2001 TO JUNE 30,
2002

Total assets increased by $5.3 million or 9.3%, from $57 million at December 31, 2001, to $62.3 million at June 30, 2002. The increase was invested principally in loans to bank customers and federal funds sold. The increase in total assets was primarily due to an increase in deposits.

Short-term investments, consisting of federal funds sold and available for sale investments, increased $2.7 million, or 18.8% to $17 million at June 30, 2002 from $14.3 million at December 31, 2001. Net loans to bank customers increased $1.3 million, or 3.2% from $40.6 million at December 31, 2001 to $42 million at June 30, 2002.

The Allowance for Loan Losses management's analysis of the level adequate to provide for reasonably foreseeable losses, based upon the following factors: (1) the credit condition of the bank's loan customers, including the underlying collateral, if any; (2) the general business economic conditions; (3) the average maturity of the loan portfolio; and (4) historical experience. The general valuation allowance is maintained to cover losses inherent in a portfolio of performing loans. The specific valuation allowance is maintained to cover losses on loans for which full collectability may not be reasonably assured.

Deposits increased $4.8 million, or 9.5% from $50.5 million at December 31, 2001 to $55.3 million at June 30, 2002. Non-interest bearing deposits increased $3 million and interest-bearing deposits increased $1.8 million. Non-interest bearing deposits were $15 million at June 30, 2002 or 27.2% of total deposits.

ASSET  QUALITY  AND  NON-PERFORMING  ASSETS

The Company's classified loans were $1,669,800 as of June 30, 2002 (3.98% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets, which are classified, have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.


                                                     June 30, 2002
Classified  Loans  &  Discount                       $1,669,800
Other  Real  Estate  Owned  &  Repossessions         $-
Total  Classified  and  Other                        $1,669,800
Percent  Classified  and  Other/Total  Loans                3.98%
Gross  Loans  &  Discount                            $41,950,422


In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.


CAPITAL

Stockholder's equity increased $192 thousand or 3.3% from $5.8 million at December 31, 2001 to $6 million at June 30, 2002. The increase is attributable to an increase in accumulated earning of $171 thousand and exercised common stock options of $31 thousand.

The company and subsidiary bank are subject to capital requirements administered by regulatory banking agencies. These agencies require the bank meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The company and bank's capital classification is also subject to qualitative judgment by the regulators about interest rate risk, concentrations of credit risk, and other factors.
In accordance with risk-based capital guidelines established by the Federal Reserve Board, the bank is required to maintain a minimum ratio of total capital to risk weighted assets, and minimum leverage ratios included in the table below. In addition to maintaining capital at or above the minimum established ratios, banks are expected to diversify risk, including minimizing interest rate risk exposure, maintain excellent control systems, good earnings, high asset quality, high liquidity, and in general be considered strong organizations. The bank's ratios are listed below.

     Capital  Ratios                   June 30, 2002           Adequate
     Total  risk-weighted  capital        13.99%               >  8.00%
     Tier  I  risk-weighted  capital      12.74%               >  4.00%
     Tier  I  leverage  ratio             10.24%               >  4.00%

LIQUIDITY

The company's principal source of liquidity and funding are through its diverse deposit base. For banks, liquidity is the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level of deposits is influenced by general interest rates, national and local economic conditions, and competition. The company's liquidity at June 30, 2002 includes: $2.5 million in cash and due from banks; $14.7 million in overnight invested fed funds; short term available-for-sale investments of $2 million.

RESULTS  OF  OPERATIONS

The results of operations are compared for the three and six months ending June 30, 2002 to June 30, 2001. Net income for the three months and six months ending June 30, 2002 was $72 thousand and $171 thousand respectively. This is compared to $76 thousand and $226 thousand for the same periods in 2001. Earnings for the six months ending June 30, 2002 were impacted by the decreasing rate environment, accompanied by the banks lower loan demand, thus pushing investments into the lower yielding fed funds. In addition, the bank invested non-recurring expenses in preparing a new branch to open on June 3, 2002.

NET  INTEREST  INCOME

Net interest income before provision for loan losses for the three and six months ending June 30, 2002 was $603 thousand and $1.2 million respectively, compared to $510 thousand and $973 thousand for the same periods in 2001. This was an increase of 18.3% and 23% in 2002 for the three and six month periods over 2001.

Interest income from investment securities, fed funds, and time deposits in other banks decreased by $4 thousand for the three months ending June 30, 2002 as compared to the same period for 2001, and decreased by $30 thousand for the six months ending June 30, 2002 when compared to the six months ending June 30, 2001. The decreased earnings are due primarily to the significantly lower rate environment during 2002, coupled with the replacement of higher yielding matured investments with lower interest yields.

Interest and fees on loans for the three months ending June 30, 2002 and 2001 were $749 and $750 respectively. For the six months ending June 30, 2002, interest and fees on loans increased a very moderate $67 thousand over the same period for 2001. Although the bank experienced an increase in average loan balances outstanding, this increase was offset by lower interest rates.

Interest expense on deposits and other borrowings decreased by $98 thousand and $186 thousand for the three and six month periods respectively in 2002 from the same periods in 2001. The major contributing factor to the decrease is the dramatic fall in interest rates from the beginning of 2001 to June 30, 2002. Although the bank experienced a $9.7 million increase in interest-bearing deposit balances from June 30, 2001 to June30, 2002 the majority of the increase was in the lower rate Money Market accounts.

Interest expense on savings and interest-bearing DDA accounts, including Money Market accounts, decrease $8 thousand or 8.7% for the three months ending June 30, 2002 from June 30, 2001. For the six months ending June 30, 2002 interest expense for the same category decreased $32 thousand or 18.1% from the same period in 2001. Interest expense on Time deposits decreased $91thousand, or 40.6% and $152 thousand, or 34.5% respectively for the three months and six months ending June 30, 2002 from the same period in 2001.


OPERATING  EXPENSES

Operating expenses increased by $94 thousand for the three months ending June 30, 2002 over the same period of 2001 from $396 thousand to $490, and by $188 thousand for the six months ending June 30, 2002 over the same period for 2001. Salaries and benefits increased by $44 thousand for the three months ending June 30, 2002, and by $104 thousand for the six months ending June 30, 2002, over the same periods respectively for 2001. These increases were for additional staffing brought in for the new branch, and increases in benefit costs. Other operating expenses increased $51 for the three months ending June 30,2002 and $80 thousand for the six months ending June 30, 2002 as compared to the same periods in 2001. These increases were from increases in depreciable assets, and start up costs for the new branch.

PROVISION  FOR  LOAN  LOSSES

Management recognizes that although its best judgment is used in underwriting loans, industry experience dictates that a certain portion of the loan portfolio is at risk of becoming delinquent or the bank may experience losses due to factors beyond their control, such as changes in market conditions affecting the credit of the borrower. Accordingly, management has established an allowance for loan losses, which totals $699 thousand at June 30, 2002. The bank does not have any losses during or preceding this reporting period. The bank's allowance for loan losses was analyzed and determined to be adequate at June 30, 2002.

PROVISION  FOR  INCOME  TAXES

The company has recorded deferred tax assets based on its estimates of future taxable income that deductible temporary differences and carry forwards are expected to be available to reduce such taxable income. Deferred tax assets at June 30, 2002 are $215 thousand.

PART  II  --  OTHER  INFORMATION

Item 1.  Legal  Proceedings

      None.

Item 2.  Changes  in  Securities

      None

Item 3.  Defaults  Upon  Senior  Securities

      None.

Item 4.  Submission  of  Matters  to  a  Vote  of  Securities  Holders

      None.

Item 5.  Other  Information

      None.

Item 6.  Exhibits  and  reports  on  Form  8-K

(a) The  following  exhibits  are  filed  as  part  of  this  report.
99.1  Certification  of  Chief  Executive  Officer
99.2  Certification  of  Chief  Financial  Officer


(b) Reports on Form 8-K. The following reports on Form 8-K were filed during the period covered by this report:

      None.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      MISSION  BANCORP
August 16, 2002       By: /s/ Richard Fanucchi
                          ----------------------
                      Name: Richard Fanucchi
                      Title: President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                               Title                    Date
(i)  Principal Executive Officer:     President                  August 16, 2002
/s/  Richard  Fanucchi
----------------------
Richard  Fanucchi
(ii) Principal Accounting and         Chief Financial Officer    August 16, 2002
Financial Officer
/s/  Craig  Swenson
-------------------
Craig  Swenson


EXHIBIT  INDEX

99.1     Certification  of  Chief  Executive  Officer
99.2     Certification  of  Chief  Financial  Officer


                                  END OF FILING