Form 10QSB
period 2002-09-30
MISSION BANCORP
filed 2002-11-07
CIK 1169483

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2002

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
           ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the September 30, 2002 (latest practicable date):

Common Stock:     558,104

Transitional Small Business Disclosure Format (check one): YES    ; NO  X
                                                               ---

                                MISSION BANCORP

                                      INDEX


                                                                      PAGE
                                                                      ----
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet at September 30, 2002. . . . . . . . . . . . . . . . .     1
Statements of Operations for the Three and Nine Months Ended
  September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . .     2
Statements of Cash Flows for the Nine Months Ended
  September 30, 2002 and 2001. . . . . . . . . . . . . . . . . . . .     3
Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .     4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . . . . . . . . . . . .     5

PART II - OTHER INFORMATION. . . . . . . . . . . . . . . . . . . . .     7

SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                         MISSION BANCORP AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)


                                                        September
                                                         30,2002
ASSETS
------

Cash and Cash Equivalents
Cash and due from banks                                $    3,248
Federal funds sold                                         24,600
                                                       -----------

    Total Cash and Cash Equivalents                        27,848

Time deposits in Other Financial Institutions                 894
Investment securities, net                                  1,513
Federal Home Loan Bank Stock, at Cost                          14

Loans                                                      40,943
Allowance for Loan Losses                                    (699)
                                                       -----------
    Net Loans                                              40,244

Leasehold improvements, furniture, and equipment, net         297
Accrued interest receivable and other assets                  529
                                                       -----------

    TOTAL ASSETS                                       $   71,339
                                                       ===========



LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Deposits
  Demand deposits                                      $   18,152
  Public Funds                                             47,006
                                                       -----------

    Total Deposits                                         65,158

Accrued Interest Payable and Other Liabilities                120
                                                       -----------

    Total Liabilities                                      65,278
                                                       -----------

Shareholders' Equity

  Common Shares                                             5,610
  Accumulated Earnings                                        446
  Accumulated Other Comprehensive Income                        5
                                                       -----------

    Total Shareholders' Equity                              6,061
                                                       -----------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $   71,339
                                                       ===========

The accompanying notes are an integral part of these condensed financial statements.

                                MISSION BANCORP AND SUBSIDIARY
                       CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
               (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                For the Three Months Ended   For the Nine Months Ended
                                        September 30,              September 30,
                                --------------------------  --------------------------
                                    2002          2001          2002          2001
                                ------------  ------------  ------------  ------------
Interest Income                 $        882  $        896  $      2,524  $      2,500
Interest Expense                         233           322           677           952
                                ------------  ------------  ------------  ------------
     Net Interest Income                 649           574         1,847         1,548
Provision for Loan Losses                  -            60           130           157
                                ------------  ------------  ------------  ------------
Net Interest Income after
     Provision for Loan Losses           649           514         1,717         1,391

Non-Interest Income                       97            55           221           166
Non-Interest Expense                     573           390         1,468         1,096
                                ------------  ------------  ------------  ------------
     Income before Taxes                 173           179           470           461
Income Taxes                              73            81           200           136
                                ------------  ------------  ------------  ------------
     Net Income                 $        100  $         98  $        270  $        325
                                ============  ============  ============  ============
Per Share Data:
     Net Income - Basic         $       0.18  $       0.18  $       0.48  $       0.58
     Net Income - Diluted       $       0.18  $       0.18  $       0.48  $       0.58

The accompanying notes are an integral part of these condensed financial statements.

                         MISSION BANCORP AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                    (UNAUDITED - DOLLAR AMOUNTS IN THOUSANDS)

                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                                                            --------------------
                                                              2002       2001
                                                            ---------  ---------
OPERATING ACTIVITIES
 Net Income                                                 $    270   $    325
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Gain on other real estate owned                                 -        (16)
   Provision for Loan Losses                                     130        157
   Depreciation and amortization                                  87         59
   Decrease (increase) in Other Assets and Int. Receivable        12          5
   Increase in deferred income taxes                             (53)         -
   Decrease in other liabilities                                (260)        26
                                                            ---------  ---------
          Net Cash Provided by Operating Activities              186        556
                                                            ---------  ---------
INVESTING ACTIVITIES
 Proceeds from maturing, called or sold investments            1,199      1,800
 Purchases of investment securities                          (13,935)   (10,352)
 Net activity in loans made to customers                         244    (11,114)
 Purchases of Premises and Equipment                            (144)      (148)
 Net Proceeds from foreclosure activity                            -         16
                                                            ---------  ---------
          Net Cash Used in Investing Activities              (12,636)   (19,798)
                                                            ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
 Net increase in deposits                                     14,615     19,117
 Increase (decrease) in repurchase agreements                   (336)       516
 Common stock proceeds                                            31         12
                                                            ---------  ---------
          Net Cash Provided by Financing Activities           14,310     19,645
                                                            ---------  ---------
Net Increase in Cash and Cash Equivalents                      1,860        403

Cash and Due from Banks at beginning of period                 1,388      2,178
                                                            ---------  ---------
Cash and Due from Banks at end of period                    $  3,248   $  2,581
                                                            =========  =========

For purposes of reporting cash flows, cash and cash equivalents include cash on hand and amounts due from banks.

The accompanying notes are an integral part of these condensed financial statements.

Note 1. Basis of Presentation and Disclosure

The accompanying unaudited consolidated condensed financial statements of Mission Bancorp (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for the financial statements not to be misleading have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the full year. All capitalized terms used in these notes to consolidated condensed financial statements that are not defined herein have the meanings given to them in such consolidated financial statements and notes to consolidated financial statements.

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


Following is information about the computation of earnings per share data for the three and nine months ended September 30, 2002 and 2001.
Income (numerator) amounts are in thousands of dollars.

                                            Three Months Ended September 30, 2002
                                       ---------------------------------------------
                                           Income         Shares        Per-Share
                                        (Numerator)    (Denominator)      Amount
                                       --------------  -------------  --------------
Basic EPS
  Income available to common
 stockholders                          $          100        558,104  $          .18
                                                                      ==============
  Effect of dilutive securities stock
 options                                            -          3,438
                                       --------------  -------------

Diluted EPS
  Income to common stockholders        $          100        561,542  $          .18
                                                       =============  ==============


                                            Three Months Ended September 30, 2001
                                       ---------------------------------------------
                                          Income          Shares         Per-Share
                                        (Numerator)    (Denominator)      Amount
                                       --------------  -------------  --------------
Basic EPS
  Income available to common
 stockholders                          $           98        555,584  $          .18
                                                                      ==============
  Effect of dilutive securities stock
 options                                            -          3,171
                                       --------------  -------------

Diluted EPS
  Income to common stockholders        $           98        558,755  $          .18
                                                       =============  ==============


                                             Nine Months Ended September 30, 2002
                                       ---------------------------------------------
                                          Income          Shares         Per-Share
                                        (Numerator)    (Denominator)      Amount
                                       --------------  -------------  --------------
Basic EPS
  Income available to common
 stockholders                          $          270        558,104  $          .48
                                                                      ==============
  Effect of dilutive securities stock
 options                                            -          3,438
                                       --------------  -------------

Diluted EPS
  Income to common stockholders        $          270        561,542  $          .48
                                                       =============  ==============


                                             Nine Months Ended September 30, 2001
                                       ---------------------------------------------
                                          Income          Shares         Per-Share
                                        (Numerator)    (Denominator)      Amount
                                       --------------  -------------  --------------
Basic EPS                              $          325        555,584  $          .58
                                                                      ==============
  Income available to common
 stockholders
  Effect of dilutive securities stock
 options                                            -          3,171
                                       --------------  -------------

Diluted EPS
  Income available to common
 stockholders                          $          325        558,755  $          .58
                                                       =============  ==============


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis presents a review of the consolidated condensed operating results for the three and nine month periods ending September 30, 2002 and 2001 and financial condition at September 30, 2002 of Mission Bancorp and its subsidiary.

DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2001 TO SEPTEMBER 30, 2002

Total assets increased by $14.3 million or 25.1%, from $57 million at December 31, 2001, to $71.3 million at September 30, 2002. The increase was invested principally in loans to bank customers and federal funds sold. The increase in total assets was primarily due to an increase in new customer deposits.

Short-term investments, consisting of federal funds sold, available for sale investments, and time deposits in other financial institutions with maturities less than one year, increased $12.7 million, or 88.8% to $27 million at September 30, 2002 from $14.3 million at December 31, 2001. Net loans to bank customers decreased $400 thousand, or 0.9% from $40.6 million at December 31, 2001 to $40.2 million at September 30, 2002.

The Allowance for Loan Losses reflects management's analysis of the level of allowance needed to provide for reasonably foreseeable losses, based upon the following factors: (1) the credit condition of the bank's loan customers, including the underlying collateral, if any; (2) the general business economic conditions; (3) the average maturity of the loan portfolio; and (4) historical experience. The general valuation allowance is maintained to cover losses inherent in a portfolio of performing loans. The specific valuation allowance is maintained to cover losses on loans for which full collectability may not be reasonably assured.

The Allowance for Loan Losses increased by $130 thousand or 22.8% from $569 thousand at December 31, 2001 to $699 thousand at September 30, 2002. No loans were charged off during the nine months ended September 30, 2002. The Allowance for Loan Losses was 1.70% of total loans outstanding at September 30, 2002 as compared to 1.4% at December 31, 2001.

Deposits increased $14.7 million, or 29.1% from $50.5 million at December 31, 2001 to $65.2 million at September 30, 2002. Non-interest bearing deposits increased $6.1 million and interest-bearing deposits increased $8.6 million. Non-interest bearing deposits were $18.2 million at September 30, 2002 or 27.9% of total deposits.

Interest bearing deposits at September 30, 2002

NOW accounts                       $  2,250,004
Money Market accounts                24,376,111
Savings accounts                      2,491,111
Time Certificates under $100M         6,790,921
Time Certificates over $100M         11,097,976
                                  -------------
Total Interest Bearing Deposits     $47,006,123

ASSET QUALITY AND NON-PERFORMING ASSETS

The Company's classified loans were $2,103,300 as of September 30, 2002 (5.14% of total loans). Assets which are classified are those deemed by management as inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets, which are classified, have a well-defined weakness or weaknesses that could jeopardize the liquidation of the debt. There are no assets currently classified as doubtful or loss.


                                            September 30, 2002
                                            ------------------
Classified Loans & Discount                    $2,103,300
Other Real Estate Owned & Repossessions        $0
Total Classified and Other                     $2,103,300
Percent Classified and Other/Total Loans              5.14%
Gross Loans & Discount                         $40,943,199


In management's best judgment, all non-performing assets are either fully collateralized or appropriately reserved based on circumstances known at this time.


CAPITAL

Stockholder's equity increased $300 thousand or 5.2% from $5.8 million at December 31, 2001 to $6.1 million at September 30, 2002. The increase is attributable to an increase in accumulated earning of $270 thousand and exercised common stock options of $30 thousand.

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

     Capital Ratios                    September 30, 2002       Adequate
     Total risk-weighted capital             13.45%             > 8.00%
     Tier I risk-weighted capital            12.20%             > 4.00%
     Tier I leverage ratio                   8.80%              > 4.00%

LIQUIDITY

The company's principal source of liquidity and funding are through its diverse deposit base. For banks, liquidity is the ability to meet loan commitments, withdrawals of deposit funds, and operating expenses. The level of deposits is influenced by general interest rates, national and local economic conditions, and competition. The company's liquidity at September 30, 2002 includes: $3.2 million in cash and due from banks; $24.6 million in overnight invested fed funds; and other short-term investments of $2.4 million.

RESULTS OF OPERATIONS

The results of operations are compared for the three and nine months ending September 30, 2002 to September 30, 2001. Net income for the three months and nine months ending September 30, 2002 was $100 thousand and $270 thousand respectively. This is compared to $98 thousand and $325 thousand for the same periods in 2001. Earnings for the nine months ending September 30, 2002 were impacted by the decreasing rate environment, accompanied by the banks lower loan demand, thus pushing investments into the lower yielding fed funds. In addition, the bank's new branch opened on June 3, 2002, continues to incur more expenses than revenue in its early start-up phases. During the nine months ending September 30, 2001 the bank anticipated a tax net loss carry forward from the previous year, thus the effective tax expense rate was 29.5% as compared to the 42.5% for the nine months ending September 30, 2002. Applying the comparable tax rate against the 2001 earnings would have produced a Net after-tax Income for the nine months ending 2001 of $265 thousand.

NET INTEREST INCOME

Net interest income before provision for loan losses for the three and nine months ending September 30, 2002 was $649 thousand and $1.8 million respectively, compared to $574 thousand and $1.5 million for the same periods in 2001. This was an increase of 13.1% and 19.3% in 2002 for the three and nine month periods over 2001.

Interest income from investment securities, fed funds, and time deposits in other banks increased by $14 thousand for the three months ending September 30, 2002 as compared to the same period for 2001, and decreased by $16 thousand for the nine months ending September 30, 2002 when compared to the nine months ending September 30, 2001. The decreased earnings are due primarily to the significantly lower rate environment during 2002, coupled with the replacement of higher yielding matured investments with lower interest yields.

Interest and fees on loans for the three months ending September 30, 2002 and 2001 were $768 and $796 respectively. For the nine months ending September 30, 2002, interest and fees on loans increased a very moderate $39 thousand over the same period for 2001. Although the bank experienced an increase in average loan balances outstanding, this increase was offset by lower interest rates.

Interest expense on deposits and other borrowings decreased by $89 thousand and $260 thousand for the three and nine month periods respectively in 2002 from the same periods in 2001. The major contributing factor to the decrease is the dramatic fall in interest rates from the beginning of 2001 to September 30, 2002. Although the bank experienced a $9.8 million increase in interest-bearing deposit balances from September 30, 2001 to September 30, 2002 the majority of the increase was in lower rate Money Market accounts.

Interest expense on savings and interest-bearing DDA accounts, including Money Market accounts, decreased $13.6 thousand or 12.3% for the three months ending September 30, 2002 from September 30, 2001. For the nine months ending September 30, 2002 interest expense for the same category decreased $32 thousand or 10.9% from the same period in 2001. Interest expense on Time deposits decreased $75 thousand, or 36.7% and $227 thousand, or 35.2% respectively for the three months and nine months ending September 30, 2002 from the same period in 2001.

OPERATING EXPENSES

Operating expenses increased by $149 thousand for the three months ending September 30, 2002 over the same period of 2001 from $390 thousand to $539, and by $337 thousand for the nine months ending September 30, 2002 over the same period for 2001. Salaries and benefits increased by $80 thousand for the three months ending September 30, 2002, and by $184 thousand for the nine months ending September 30, 2002, over the same periods respectively for 2001. These increases were for additional staffing brought in for the new branch, and increases in benefit costs. Other operating expenses increased $69 for the three months ending September 30, 2002 and $122 thousand for the nine months ending September 30, 2002 as compared to the same periods in 2001. These increases were from increases in depreciable assets, and start up costs for the new branch.

PROVISION FOR LOAN LOSSES

Management recognizes that although its best judgment is used in underwriting loans, industry experience dictates that a certain portion of the loan portfolio is at risk of becoming delinquent or the bank may experience losses due to factors beyond their control, such as changes in market conditions affecting the credit of the borrower. Accordingly, management has established an allowance for loan losses, which totals $699 thousand at September 30, 2002 or 1.7% of total loans outstanding. The bank does not have any losses during or preceding this reporting period. The bank's allowance for loan losses was analyzed and determined to be adequate at September 30, 2002.

PROVISION FOR INCOME TAXES

The company has recorded deferred tax assets based on its estimates of future taxable income that deductible temporary differences and carry forwards are expected to be available to reduce such taxable income. Deferred tax assets at September 30, 2002 are $215 thousand.


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

                     MISSION BANCORP
November 4, 2002     By: /s/ Richard Fanucchi
                        ---------------------
                     Name: Richard Fanucchi
                     Title: President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated;

Signature                                  Title                   Date
(i)  Principal Executive Officer:        President           November 4, 2002
/s/  Richard Fanucchi
---------------------
Richard Fanucchi

(ii) Principal Accounting and      Chief Financial Officer   November 4, 2002
     Financial Officer
/s/ Craig Swenson
-----------------
Craig Swenson


EXHIBIT INDEX

99.1     Certification of Chief  Executive Officer
99.2     Certification of Chief  Financial Officer


                                  END OF FILING