Form 10KSB
period 2002-12-31
MISSION BANCORP
filed 2003-04-01
CIK 1169483

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-KSB
(MARK  ONE)


[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

[_]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM               TO                .

                         COMMISSION FILE NUMBER: 0-49879

                                 MISSION BANCORP
                 (Name of small business issuer in its charter)

               CALIFORNIA                              73-1631401
    (State or other jurisdiction          (I.R.S. Employer Identification No.)
  of incorporation or organization)


         1330 TRUXTUN AVENUE, BAKERSFIELD, CALIFORNIA         93301
          (Address of principal executive offices)          (Zip code)

                   Issuer's telephone number   (661) 859-2500

Securities registered under Section 12(b) of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act: NONE (Title of Class)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. YES [X]   No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year:  $ 3,729,692

State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of March 11, 2003: $8,845,948

State  the  number  of  shares of Common Stock outstanding as of March 11, 2003:
558,104

Transitional Small Business  Disclosure  Format  (Check  one): YES [_]   No [X]

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        -----

ITEM 1 -   DESCRIPTION OF BUSINESS.                                     3-16
ITEM 2 -   DESCRIPTION OF PROPERTY.                                     16-17
ITEM 3 -   LEGAL PROCEEDINGS.                                           17
ITEM 4 -   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.         17
ITEM 5 -   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.    17
ITEM 6 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.   18-24
ITEM 7 -   FINANCIAL STATEMENTS.                                        25-45
ITEM 8 -   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.                         45
ITEM 9 -   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
           PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.  46-47
ITEM 10 -  EXECUTIVE COMPENSATION.                                      47-48
ITEM 11 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
           AND MANAGEMENT.                                              49
ITEM 12 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.              49
ITEM 13 -  EXHIBITS AND REPORTS ON FORM 8-K.                            50
ITEM 14 -  CONTROLS AND PROCEDURES                                      50
ITEM 15 -  PRINCIPAL ACCOUNTANT FEES AND SERVICES                       50

SIGNATURES                                                              51
INDEX TO EXHIBITS                                                       52

                                     PART I
                                     ------

ITEM  1  -  DESCRIPTION  OF  BUSINESS.

General
-------

Mission Bancorp (the "Company") was incorporated under the laws of the State of California on January 31, 2002, at the direction of the Board of Directors of Mission Bank for the purpose of becoming a bank holding company to acquire all of the outstanding capital stock of Mission Bank (the "Bank")., through a corporate reorganization. In the reorganization, the Bank became the wholly-owned subsidiary of the Company, and the shareholders of the Bank became the shareholders of the Company. The Company is registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is subject to supervision and regulation by the Board of Governors of the Federal Reserve System (the "Board of Governors").

At December 31, 2002, the Company had one banking subsidiary, the Bank. The Company's principal business is to provide, through its banking subsidiary, financial services in its primary market area in California. The Company serves Kern County and its surrounding area through the Bank. The Company does not currently conduct any operations other than through the Bank. Unless the context otherwise requires, references to the Company refer to the Company and the Bank on a consolidated basis. At December 31, 2002, the Company had consolidated total assets of approximately $73,800,647. See Item 6- Management's Discussion and Analysis or Plan of Operation and Item 7 - Financial Statements.

As of March 11, 2003, the Company had a total of 23 full time equivalent employees, including the employees of the Bank.

Certain matters discussed in this Annual Report on Form 10-KSB, but not limited to, those described in Item 6 - Management's Discussion and Analysis or Plan of Operation, are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forward-looking statements. Such risks and uncertainties include, among others, (1) significant increases in competitive pressure in the financial services industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

When the Company uses in this Annual Report on Form 10-KSB the words "anticipate," "estimate," "expect," "project," "intend," "commit," "believe" and similar expressions, the Company intends to identify forward-looking statements. Such statements are not guarantees of performance and are subject to certain risks, uncertainties and assumptions, including those described in this Annual Report on Form 10-KSB. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, expected, projected, intended, committed or believed. The future results and shareholder values of the Company may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond the Company's ability to control or predict. For those statements, the Company claims the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

The  Bank
---------

The Bank was incorporated under the laws of the State of California on April 28, 1998 and was licensed by the Commissioner of Financial Institutions and commenced operations as a California state chartered bank on October 7, 1998. The deposits of the Bank are insured by the Federal Deposit Insurance
Corporation (the "FDIC") up to applicable limits. The Bank is not a member of the Federal Reserve System.

BANK  SERVICES

As an independent commercial bank, Mission Bank offers a full range of commercial banking services primarily to the business and professional community and individuals located in Kern County.

Mission Bank offers a wide range of deposit instruments including personal and business checking accounts and savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit. Most of Mission Bank's deposits are attracted from individuals and from small and medium-sized business-related sources. A material portion of the Company's deposits has not been obtained from a single person or a few persons, the loss of any one or more of which would have a material adverse effect on the business of the Company.

Mission Bank also engages in a full complement of lending activities, including real estate mortgage, commercial and industrial, real estate construction, as well as agricultural and consumer loans, with particular emphasis on short and medium-term obligations. Mission Bank's loan portfolio is not concentrated in any one industry, although approximately 63% of Mission Bank's loans are secured by real estate. A loan may be secured (in whole or in part) by real estate even though the purpose of the loan is not to facilitate the purchase or development of real estate. At December 31, 2002, Mission Bank had loans (net of unearned fees and allowance for credit losses) outstanding of $43 million, which represented approximately 65% of Mission Bank's total deposits and approximately 59% of its total assets. The Bank also has plans to offer internet banking in the future.

Real estate mortgage loans are secured by deeds of trust primarily on commercial property. Repayment of real estate mortgage loans is generally from the cash flow of the borrower. Commercial and industrial loans have a high degree of industry diversification. A substantial portion of the commercial and industrial loans are secured by accounts receivable, inventory, leases or other collateral. The remainder are unsecured; however, extensions of credit are predicated on the financial capacity of the borrower. Repayment of commercial loans is generally from the cash flow of the borrower. Real estate construction loans consist of loans to residential contractors which are secured by single family residential properties. All real estate loans have established equity requirements. Repayment of real estate construction loans is generally from long-term mortgages with other lending institutions. Agricultural loans are generally secured by land, equipment, inventory and receivables. Repayment of this loan category is from the cash flow of the borrower. At December 31, 2002 real estate mortgage loans, commercial and industrial loans, real estate construction loans and agricultural loans constituted approximately 53%, 36%, 9% and 2%, respectively, of Mission Bank's total loan portfolio. The Company believes that these concentrations are mitigated by the diversification of the loan portfolio. No borrower had aggregate credit commitments exceeding 4.0% of the loan portfolio at December 31, 2002. In addition, the business activities of the Company currently are concentrated in Kern County, California. Consequently, the results of operations and financial condition of the Company are dependent upon the general trends in this part of the California economy and, in particular, the residential and commercial real estate markets. In addition, the concentration of the Company's operations in this area of California exposes it to greater risk than other banking companies with a wider geographic base in the event of catastrophes, such as earthquakes, fires and floods in this region or as a result of energy shortages in California.

In the normal course of business, Mission Bank makes various loan commitments and incurs certain contingent liabilities. At December 31, 2002, these financial instruments included commitments to extend credit of $12.23 million, and standby letters of credit of $.08 million. Due to the nature of the business of Mission Bank's customers, there are no seasonal patterns or absolute predictability to the utilization of unused loan commitments; therefore Mission Bank is unable to forecast the extent to which these commitments will be exercised within the current year. Mission Bank does not believe that any such utilization will constitute a material liquidity demand.

In addition to the loan and deposit services discussed above, Mission Bank also offers a wide range of specialized services designed to attract and service the needs of commercial customers and account holders. These services include cashier's checks, traveler's checks, money orders, and foreign drafts. Mission Bank does not operate a trust department; however, it makes arrangements with its correspondent bank to offer trust services to its customers on request. Most of Mission Bank's business originates from within Kern County. Neither Mission Bank's business or liquidity is seasonal, and there has been no material effect upon Mission Bank's capital expenditures, earnings or competitive position as a result of federal, state or local environmental regulation.
There have been no other significant changes in the kinds of services rendered, the principal markets for, or the methods of distribution of such services during the Bank's past three fiscal years.

EMPLOYEES

At December 31, 2002, Mission Bank employed 22 persons on a full-time equivalent basis. Mission Bank believes its employee relations are excellent.

COMPETITION

The banking business in California generally, and in the market areas served by Mission Bank specifically, is highly competitive with respect to both loans and deposits. Mission Bank competes for loans and deposits with other commercial banks, savings and loan associations, finance companies, money market funds, credit unions and other financial institutions, including a number that are much larger than Mission Bank. As of December 31, 2002 there were 92 banking offices, including 41 offices of three major chain banks, operating within Mission Bank's primary market areas in Kern County. There has been increased competition for deposit and loan business over the last several years as a result of deregulation. Many of the major commercial banks operating in Mission Bank's market areas offer certain services, such as trust and international banking services, which Mission Bank does not offer directly. Additionally, banks with larger capitalization have larger lending limits and are thereby able to serve larger customers. For borrowers desiring loans in excess of the Bank's lending limits, the Bank makes and may, in the future, make such loans on a participation basis with other community banks taking the amounts of loans in excess of the Bank's lending limits.

In addition to competition from insured depository institutions, principal competitors for deposits and loans have been mortgage brokerage companies, insurance companies, brokerage houses, credit card companies and even retail establishments offering investment vehicles such as mutual funds, annuities and money market funds, as well as traditional bank-like services such as check access to money market funds, or cash advances on credit card accounts. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. Banks also compete with money market funds and other money market instruments, which are not subject to interest rate ceilings. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Competition for deposit and loan products remains strong, from both banking and non-banking firms, and affects the rates of those products as well as the terms on which they are offered to customers.

Technological innovation continues to contribute to greater competition in domestic and international financial services markets. Technological innovation has, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been traditional banking products. In addition, customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATMs, self-service branches, and in-store branches.

Mergers between financial institutions have placed additional pressure on banks to streamline their operations, reduce expenses, and increase revenues to remain competitive. In addition, competition has intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically with fewer restrictions than in the past. Such laws allow banks to merge with other banks across state lines, thereby enabling banks to establish or expand banking operations in the Company's market. The competitive environment also is significantly impacted by federal and state legislation, which may make it easier for non-bank financial institutions to compete with the Company.

In order to compete with the other financial institutions in its principal marketing area, Mission Bank relies principally upon local promotional activities, personal contacts by its officers, directors and employees, and close connections with its community.

SUPERVISION AND REGULATION OF MISSION BANK

GENERAL:

The banking and financial services businesses in which the Company engages are highly regulated. Mission Bank, is a California state-chartered member bank whose deposits are insured by the FDIC up to the maximum of $100,000 per depositor. For this protection, the Bank, as is the case with all insured banks, may be required to pay a semi-annual statutory assessment and is subject therefore to regulation, supervision and regular examination by the Commissioner of Financial Institutions and the FDIC. If, as a result of an examination of a bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter. The DFI has many of the same remedial powers.

The Bank is not a member of the Federal Reserve System, but is nevertheless subject to certain regulations of the Board of Governors of the Federal Reserve Bank. Mission Bank is also subject to provisions of the Federal Reserve Act and their regulations. The regulations of these various agencies govern most aspects of Mission Bank's business, including required reserves on deposits, investments, loans, certain of their check clearing activities, issuance of securities, payment of dividends, branching and numerous other matters. As a consequence of the extensive regulation of commercial banking activities in California and the United States, Mission Bank's business is particularly susceptible to changes in California and federal legislation and regulations which may have the effect of increasing the cost of doing business, limiting permissible activities or increasing competition. The monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors, also influence the commercial banking business. The Board of Governors implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial intermediaries subject to its reserve requirements and by varying the discount rates applicable to borrowings by depository institutions. The actions of the Board of Governors in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. Indirectly such actions may also impact the ability of non-bank financial institutions to compete with the Bank. The nature and impact of any future changes in monetary policies cannot be predicted.

Various requirements and restrictions under the laws of the State of California and the United States affect the operations of the Bank. State and federal statutes and regulations relate to many aspects of the Bank's operations, including standards for safety and soundness, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, fair lending requirements, Community Reinvestment Act activities, and loans to affiliates. The laws, regulations, and policies affecting financial services businesses are continuously under review by Congress and state legislatures, and federal and state regulatory agencies. From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial intermediaries. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial intermediaries are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. Changes in the laws, regulations or policies that impact the Company cannot necessarily be predicted, but they may have a material effect on the business and earnings of the Company.

REGULATION

BANK  HOLDING  COMPANY  REGULATION

The Company, as a bank holding company, is subject to regulation under the BHC Act, and is subject to the supervision and examination of the Board of Governors. Pursuant to the BHC Act, the Company is required to obtain the prior approval of the Board of Governors before it may acquire all or substantially all of the assets of any bank, or ownership or control of voting shares of any bank if, after giving effect to such acquisition, the Company would own or control, directly or indirectly, more than 5 percent of such bank.

Under the BHC Act, the Company may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries that the Board of Governors deems to be so closely related to banking as to be a proper incident thereto. The Company is also prohibited, with certain exceptions, from acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company unless the company is engaged in banking activities or the Board of Governors determines that the activity is so closely related to banking to be a proper incident to banking. The Board of Governors' approval must be obtained before the shares of any such company can be acquired and, in certain cases, before any approved company can open new offices. Federal Reserve Regulation Y sets out those activities which are regarded as closely related to banking or managing or controlling banks, and thus, are permissible activities that may be engaged in by bank holding companies subject to approval in certain cases by the Federal Reserve Board. The Gramm-Leach-Bliley Act ("GLBA") allows for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company is allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. GLBA also allows bank holding companies to engage in any activity considered "financial" in nature or incidental to such financial activities.

Although Mission Bancorp has no present plans, agreements or arrangements to engage in any nonbanking activities, Mission Bancorp may consider in the future engaging in one or more of the above activities, subject to the approval of the Federal Reserve Board.

The BHC Act and regulations of the Board of Governors also impose certain constraints on the redemption or purchase by a bank holding company of its own shares of stock.

The Company's earnings and activities are affected by legislation, by actions of its regulators, and by local legislative and administrative bodies and decisions of courts in the jurisdiction in which the Company and the Bank conduct business. For example, these include limitations on the ability of the Bank to pay dividends to the Company and the ability of the Company to pay dividends to its shareholders. It is the policy of the Board of Governors that bank holding companies should pay cash dividends on common stock only out of income available over the past year and only if prospective earnings retention is consistent with the organization's expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company's ability to serve as a source of strength to its banking subsidiaries. Various federal and state statutory provisions limit the amount of dividends that subsidiary banks can pay to their holding companies without regulatory approval. In addition to these explicit limitations, the federal regulatory agencies are authorized to prohibit a banking subsidiary or bank holding company from engaging in an unsafe or unsound banking practice. Depending upon the circumstances, the agencies could take the position that paying a dividend would constitute an unsafe or unsound banking practice.

In addition, banking subsidiaries of bank holding companies are subject to certain restrictions imposed by federal law in dealings with their holding companies and other affiliates. Subject to certain exceptions set forth in the Federal Reserve Act, a bank can make a loan or extend credit to an affiliate, purchase or invest in the securities of an affiliate, purchase assets from an affiliate, accept securities of an affiliate as collateral security for a loan or extension of credit to any person or company, issue a guarantee, or accept letters of credit on behalf of an affiliate only if the aggregate amount of the above transactions of such subsidiary does not exceed 10 percent of such subsidiary's capital stock and surplus on a per affiliate basis or 20 percent of such subsidiary's capital stock and surplus on an aggregate affiliate basis. Such transactions must be on terms and conditions that are consistent with safe and sound banking practices. A bank and its subsidiaries generally may not purchase a "low-quality asset," as that term is defined in the Federal Reserve Act, from an affiliate. Such restrictions also generally prevent a holding company and its other affiliates from borrowing from a banking subsidiary of the holding company unless the loans are secured by collateral.

A holding company and its banking subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions a bank may not condition an extension of credit on a customer obtaining other services provided by it, a holding company or any of its other bank affiliates, or on a promise by the customer not to obtain other services from a competitor.

The Board of Governors has cease and desist powers over parent bank holding companies and non-banking subsidiaries where actions of a parent bank holding company or its non-financial institution subsidiaries represent an unsafe or unsound practice or violation of law. The Board of Governors has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies by imposing interest ceilings and reserve requirements on such debt obligations.

The Company is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, the Company and its subsidiaries are subject to examination by the DFI.

Further, the Company is required by the Board of Governors to maintain certain capital levels.

PAYMENT  OF  DIVIDENDS

THE  COMPANY

The shareholders of the Company are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding, and also subject to the restrictions of the California Corporations Code. At December 31, 2002, the Company had no outstanding shares of preferred stock.

The principal source of cash revenue to the Company is dividends received from the Bank. The Bank's ability to make dividend payments to the Company is subject to state and federal regulatory restrictions.

THE  BANK

Dividends payable by the Bank to the Company are restricted under California law to the lesser of the Bank's retained earnings, or the Bank's net income for the latest three fiscal years, less dividends declared during that period, or, with the approval of the DFI, to the greater of the retained earnings of the Bank, the net income of the Bank for its last fiscal year or the net income of the Bank for its current fiscal year.

In addition to the regulations concerning minimum uniform capital adequacy requirements described below, the FDIC has established guidelines regarding the maintenance of an adequate allowance for credit losses. Therefore, the future payment of cash dividends by the Bank will generally depend, in addition to regulatory constraints, upon the Bank's earnings during any fiscal period, the assessment of the Board of Directors of the capital requirements of the Bank and other factors, including the maintenance of an adequate allowance for credit loan losses.

CAPITAL  STANDARDS

The Board of Governors, the FDIC and other federal banking agencies have risk-based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

A banking organization's risk-based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to average total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum. Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

A bank that does not achieve and maintain the required capital levels may be issued a capital directive by the FDIC to ensure the maintenance of required capital levels. As discussed above, the Company and the Bank are required to maintain certain levels of capital.

IMPACT OF MONETARY POLICIES: Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by Mission Bank on its deposits and its other borrowings and the interest received by Mission Bank on loans extended to its customers and securities held in its portfolio, comprises the major portion of Mission Bank's earnings. These rates are highly sensitive to many factors which are beyond the control of Mission Bank. Accordingly, the earnings and growth of Mission Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The earnings and growth of Mission Bank are affected not only by general economic conditions, both domestic and international, but also by the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve Board. The Federal Reserve Board can and does implement national monetary policy such as seeking to curb inflation and combat recession, by its open market operations in U.S. Government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and by varying the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve Board influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact that future changes in fiscal or monetary policies or economic controls may have on Mission Bank's business and earnings cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan charge-offs, thus adversely affecting Mission Bank's net income.

RECENT LEGISLATION AND OTHER CHANGES: From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Certain of the potentially significant changes which have been enacted recently and others which are currently under consideration by Congress or various regulatory agencies are discussed below.

During July, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. The purpose of the Sarbanes-Oxley Act is to protect investors by improving the accuracy and reliability of corporate disclosures made pursuant to the securities laws, and for other purposes.

The Sarbanes-Oxley Act amends the Securities Exchange Act of 1934 to prohibit a registered public accounting firm from performing specified nonaudit services contemporaneously with a mandatory audit. The Sarbanes-Oxley Act also vests the audit committee of an issuer with responsibility for the appointment, compensation, and oversight of any registered public accounting firm employed to perform audit services. It requires each committee member to be a member of the board of directors of the issuer, and to be otherwise independent. The
Sarbanes-Oxley Act further requires the chief executive officer and chief financial officer of an issuer to make certain certifications as to each annual or quarterly report.

In addition, the Sarbanes-Oxley Act requires officers to forfeit certain bonuses and profits under certain circumstances. Specifically, if an issuer is required to prepare an accounting restatement due to the material noncompliance of the issuer as a result of misconduct with any financial reporting requirement under the securities laws, the chief executive officer and chief financial officer of the issuer shall be required to reimburse the issuer for (1) any bonus or other incentive-based or equity-based compensation received by that person from the issuer during the 12-month period following the first public issuance or filing with the SEC of the financial document embodying such financial reporting requirement; and (2) any profits realized from the sale of securities of the issuer during that 12-month period.

The Sarbanes-Oxley Act also instructs the SEC to require by rule:

- disclosure of all material off-balance sheet transactions and relationships that may have a material effect upon the financial status of an issuer; and
- the presentation of pro forma financial information in a manner that is not misleading, and which is reconcilable with the financial condition of the issuer under generally accepted accounting principles.

The Sarbanes-Oxley Act also prohibits insider transactions in the company's stock during lock out periods of the company's pension plans, and any profits on such insider transactions are to be disgorged. In addition, there is a prohibition of company loans to its executives, except in certain circumstances. The Sarbanes-Oxley Act also provides for mandated internal control report and assessment with the annual report and an attestation and a report on such report by the company's auditor. The SEC is also required to issue a code of ethics for senior financial officers of the company. Further, the Sarbanes-Oxley Act adds a criminal penalty of fines and imprisonment of up to 10 years for securities fraud.

The FRB on October 31, 2002 approved a final Regulation W that comprehensively implements sections 23A and 23B of the Federal Reserve Act. Sections 23A and 23B and Regulation W restrict loans by a depository institution to its affiliates, asset purchases by a depository institution from its affiliates, and other transactions between a depository institution and its affiliates. Regulation W unifies in one public document the Board's interpretations of sections 23A and 23B. Regulation W will have an effective date of April 1, 2003.

In December of 2001 and January of 2002, the Office of the Comptroller of the Currency, FRB and the FDIC on the adopted final rules governing the regulatory capital treatment of equity investments in nonfinancial companies held by banks, bank holding companies and financial holding companies. The final rules became effective on April 1, 2002. The new capital requirements apply symmetrically to equity investments made by banks and their holding companies in nonfinancial companies under the legal authorities specified in the final rules. Among others, these include the merchant banking authority granted by the Gramm-Leach-Bliley Act and the authority to invest in small business investment companies ("SBICs") granted by the Small Business Investment Act. Covered equity investments will be subject to a series of marginal Tier 1 capital charges, with the size of the charge increasing as the organization's level of concentration in equity investments increases. The highest marginal charge specified in the final rules requires a 25 percent deduction from Tier 1 capital for covered investments that aggregate more than 25 percent of an organization's Tier 1 capital. Equity investments through SBICs will be exempt from the new charges to the extent such investments, in the aggregate, do not exceed 15 percent of the banking organization's Tier 1 capital. The new charges would not apply to individual investments made by banking organizations prior to March 13, 2000. Grandfathered investments made by state banks under section 24(f) of the Federal Deposit Insurance Act also are exempted from coverage.

The Federal Reserve Board and the Secretary of the Treasury in January 2001 jointly adopted a final rule governing merchant banking investments made by financial holding companies. The rule implements provisions of the Gramm-Leach-Bliley Act discussed below that permit financial holding companies to make investments as part of a bona fide securities underwriting or merchant or investment banking activity. The rule provides that a financial holding company may not, without Federal Reserve Board approval, directly or indirectly acquire any additional shares, assets or ownership interests or make any additional capital contribution to any company the shares, assets or ownership interests of which are held by the financial holding company subject to the rule if the aggregate carrying value of all merchant banking investments held by the financial holding company exceeds:


-    30 percent of the Tier 1 capital of the financial holding company, or

- after excluding interests in private equity funds, 20 percent of the Tier 1 capital of the financial holding company.

A separate final rule will establish the capital charge of merchant banking investments for the financial holding company.
The American Homeownership and Economic Opportunity Act of 2000 was enacted in late 2000 and provides for certain regulatory and financial relief to depository institutions. With respect to savings and loan associations, the Home Owners' Loan Act was amended to


-    repeal the savings association liquidity requirements, and

- permit a savings and loan holding company with prior approval to acquire more than 5% of the voting shares of a nonsubsidiary savings association or nonsubsidiary savings and loan holding company.

With respect to national banks, the Banking Act of 1933 was amended to allow a national bank to:

- specifically reorganize into a bank holding company structure or merge with subsidiaries and nonbank affiliates

-    have  more  than  25  directors  as  may  be  allowed  by  the Comptroller,

-    have  director  terms  of  up  to  three  years,

-    have  a  classified  board,  and

- allow the repurchase of stock to prevent loss upon a previously contracted debt without having to dispose of it within a period of six months.


In addition, federal banking law was amended to authorize the Comptroller to waive the citizenship requirement for a minority of the directors on national bank board and to repeal the 20% surplus requirement for national banks. As to depository institutions, in general, the federal banking agencies are to develop a system for the electronic filing and dissemination of depository institution call reports.
The Gramm-Leach-Bliley Act ("GLBA") was enacted in late 1999. GLBA, among other things, repeals the Glass-Steagall Act. The Glass-Steagall Act enacted in the depression era prohibited banks from affiliating with securities firms. In addition, GLBA allows for a new type of bank holding company under the Bank Holding Company Act. The new bank holding company will be allowed to engage in insurance and securities underwriting, merchant banking and insurance company portfolio investment activities. Currently, bank holding companies are strictly limited in the amount of insurance and securities underwriting activities in which they may engage.

GLBA also allows bank holding company companies to engage in any activity considered "financial" in nature or incidental to such financial activities. Under the existing Bank Holding Company Act, incidental activities are limited to those that are "banking" in nature or incidental to such banking activities.

Financial activities include, as well as lending, providing insurance as an agent, broker or as principal, issuing annuities, underwriting, and dealing in or making a market in securities. All insurance activities that are to be conducted must be conducted in compliance with applicable state laws. In connection with insurance sales the United States Supreme Court case of Barnett Bank of Marion County N.A. v. Nelson, 116 S. Ct. 1103 (1996) is followed by GLBA, and GLBA further provides that "no state may, by statute, regulation, order, interpretation, or other action, prevent or significantly interfere with the ability of an insured depository institution, or a subsidiary or affiliate thereof, to engage, directly or indirectly, either by itself or in conjunction with a subsidiary, affiliate, or any other party, in any insurance sales, solicitation, or cross-marketing activity."

The Community Reinvestment Act provisions in GLBA require that any new bank holding company that is formed meet the conditions that all of the company's insured depository institutions are well capitalized and well managed or received at least a satisfactory rating in the most recent Community Reinvestment Act examination.

Other  key  aspects  of  GLBA  include  the  following:


- streamlining bank holding company supervision by defining the roles of the Federal Reserve and other federal and state regulators;

- prohibiting FDIC assistance to affiliates and subsidiaries of banks and thrifts;

- allowing a national bank that is well capitalized and well managed to establish new operating subsidiaries that may engage in financial activities other than insurance underwriting, merchant banking, insurance company portfolio investments, real estate development and real estate investment, so long as the aggregate assets of all financial subsidiaries do not exceed 45% of the parent's assets or $50 billion, whichever is less;

-    permitting  national  banks  to  underwrite  municipal  bonds;

- providing that securities activities conducted by a bank subsidiary will be subject to regulation by the Securities and Exchange Commission;

- providing that insurance activities conducted by a bank subsidiary will be subject to regulation by the applicable state insurance authority;

- replacing broker-dealer exemptions allowed to banks with limited exemptions;

- providing that de novo unitary thrift holding company applications received by the Office of Thrift Supervision after May 4, 1999 shall not be approved;

- providing that existing unitary thrift holding companies may only be sold to financial companies;

- adopting new privacy provisions which allow customers to "opt out" of sharing nonpublic personal information with nonaffiliated third parties subject to certain exceptions;

- requiring that ATM's which impose a fee on noncustomers to disclose on the ATM screen the amount of the fee prior to a transaction becoming irrevocable on the ATM;

- providing regulatory relief to smaller banks with less than $250 million in total assets with respect to the frequency of CRA examinations. The time between examinations may be as long as five years for small banks and savings and loans; and

-    requiring  plain  language  for  federal  banking  agency  regulations.

On October 1, 1998, the FDIC adopted two new rules governing minimum capital levels that FDIC-supervised banks must maintain against the risks to which they are exposed. The first rule makes risk-based capital standards consistent for two types of credit enhancements (i.e., recourse arrangements and direct credit substitutes) and requires different amounts of capital for different risk positions in asset securitization transactions. The second rule permits limited amounts of unrealized gains on equity securities to be recognized for risk-based capital purposes.

In August 1997, Assembly Bill 1432 ("AB1432") was signed into law, which provides for certain changes in the banking laws of California. Effective January 1, 1998 AB1432 eliminates the provisions regarding impairment of contributed capital and the assessment of shares when there is an impairment of capital. AB1432 now allows the California Department of Financial Institutions to close a bank, if the Department of Financial Institutions finds that the bank's tangible shareholders' equity is less than the greater of 3% of the bank's total assets or $1 million. AB1432 also moved administration of the Local Agency Program from the California Department of Financial Institutions to the California State Treasurer's office.

It is impossible to predict what effect the enactment of certain of the above-mentioned legislation will have on Mission Bank and on the financial institutions industry in general. Moreover, it is likely that other bills affecting the business of banks may be introduced in the future by the United States Congress or California legislature.

The Company and the Bank intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective.

COMMUNITY REINVESTMENT ACT SUNSHINE REQUIREMENTS. In February 2001, the federal banking agencies adopted final regulations implementing Section 711 of Title VII, the CRA Sunshine Requirements. The regulations require nongovernmental entities or persons and insured depository institutions and affiliates that are parties to written agreements made in connection with the fulfillment of the institution's CRA obligations to make available to the public and the federal banking agencies a copy of each agreement. The regulations impose annual reporting requirements concerning the disbursement, receipt and use of funds or other resources under these agreements. The effective date of the regulations was April 1, 2001. Neither the Company nor the Bank is a party to any agreement that would be the subject of reporting pursuant to the CRA Sunshine Requirements.

The Company continues to evaluate the strategic opportunities presented by the broad powers granted to bank holding companies that elect to be treated as financial holding companies. In the event that the Company determines that access to the broader powers of a financial holding company is in the best interests of the Company, its shareholders and the Bank, the Company will file the appropriate election with the Board of Governors.

CONSUMER  PROTECTION  LAWS  AND  REGULATIONS

The bank regulatory agencies are focusing greater attention on compliance with consumer protection laws and their implementing regulations. Examination and enforcement have become more intense in nature, and insured institutions have been advised to monitor carefully compliance with such laws and regulations. The Bank is subject to many federal consumer protection statutes and regulations, some of which are discussed below.

The Community Reinvestment Act ("CRA") is intended to encourage insured depository institutions, while operating safely and soundly, to help meet the credit needs of their communities. The CRA specifically directs the federal regulatory agencies, in examining insured depository institutions, to assess a bank's record of helping meet the credit needs of its entire community, including low- and moderate-income neighborhoods, consistent with safe and sound banking practices. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, mergers or acquisitions, or holding company formations. The agencies use the CRA assessment factors in order to provide a rating to the financial institution. The ratings range from a high of "outstanding" to a low of "substantial noncompliance." The Bank was examined for CRA compliance by its primary federal regulator as of March 28, 2001 and received a rating of Satisfactory.

The Equal Credit Opportunity Act ("ECOA") generally prohibits discrimination in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs, or good faith exercise of any rights under the Consumer Credit Protection Act.

The Truth in Lending Act ("TILA") is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the TILA, all creditors must use the same credit terminology to express rates and payments, including the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule, among other things.

The Fair Housing Act ("FH Act") regulates many practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. A number of lending practices have been found by the courts to be, or may be considered, illegal under the FH Act, including some that are not specifically mentioned in the FH Act itself.

The Home Mortgage Disclosure Act ("HMDA") grew out of public concern over credit shortages in certain urban neighborhoods and provides public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The HMDA also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

Finally, the Real Estate Settlement Procedures Act ("RESPA") requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. Also, RESPA prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts.

Penalties under the above laws may include fines, reimbursements and other penalties. Due to heightened regulatory concern related to compliance with the CRA, TILA, FH Act, ECOA, HMDA and RESPA generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in its local community.

USA  PATRIOT  ACT

The terrorist attacks in September, 2001, have impacted the financial services industry and led to federal legislation that attempts to address certain issues involving financial institutions. On October 26, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 ("IMLA"). IMLA authorizes the Secretary of the Treasury, in consultation with the heads of other government agencies, to adopt special measures applicable to banks, bank holding companies, and/or other financial institutions. These measures may include enhanced record keeping and reporting requirements for certain financial transactions that are of primary money laundering concern, due diligence requirements concerning the beneficial ownership of certain types of accounts, and restrictions or prohibitions on certain types of accounts with foreign financial institutions.

Among its other provisions, IMLA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish due diligence policies, procedures and controls with respect to its private banking accounts and correspondent banking accounts involving foreign individuals and certain foreign banks; and (iii) avoid establishing, maintaining, administering, or managing correspondent accounts in the United States for, or on behalf of, a foreign bank that does not have a physical presence in any country. In addition, IMLA contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities. IMLA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours. IMLA also amends the Bank Holding Company Act and the Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing an application under these acts.

IMLA became effective July 23, 2002. Additional regulations are to be adopted during 2002 to implement minimum standards to verify customer identity, to encourage cooperation among financial institutions, federal banking agencies, and law enforcement authorities regarding possible money laundering or terrorist activities, to prohibit the anonymous use of "concentration accounts," and to require all covered financial institutions to have in place a Bank Secrecy Act compliance program.

The bank has in place a Bank Secrecy Act compliance program, and it engages in very few transactions of any kind with foreign financial institutions or foreign persons.

RECENT  ACCOUNTING  PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issues SFAS No. 141, Business Combinations. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other tangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 31, Reporting Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No.145 addresses accounting treatments for gains and losses from extinguishment of debt and sales lease back transactions. It is effective for financial statements issued on or after May 15, 2002 and does not have a material impact on the Company's current year financial statements.

In June 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses accounting treatments for costs related to restructuring and is effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No.147 - Acquisition of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9. SFAS No. 147 stresses that the purchase method of accounting should apply to all acquisitions of financial institutions with certain exceptions. It also clarifies a business combination and an acquisition of net assets. The provisions of this statement are required to be applied for acquisitions on or after October 1, 2002 and does not have a material impact on the Company's current financial statements.

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No.
123. This statement applies to financial statements for fiscal years ending after December 15, 2002. It is an amendment of SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation and also amends the disclosure provisions of SFAS 123. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments.

However, both also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company has elected to continue accounting for stock-based compensation under APB Opinion No. 25 and disclose pro forma net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 and 148 had been applied.

OTHER

Other legislation which has been or may be proposed to the United States Congress and the California Legislature and regulations which may be proposed by the Board of Governors, FDIC and the DFI may affect the business of the Company and the Bank. It cannot be predicted whether any pending or proposed legislation or regulations will be adopted or the effect such legislation or regulations may have upon the business of the Company and the Bank.

OTHER  INFORMATION  CONCERNING  THE  COMPANY

The Company holds no material patents, trademarks, licenses, franchises or concessions.

No expenditures were made by the Company during its last two fiscal years on material research activities relating to the development of services or the improvement of existing services. Based upon present business activities, compliance with Federal, State and local provisions regulating discharge of materials into the environment will have no material effects upon the capital expenditures, earnings and competitive position of the Company.

The business of the Company is not seasonal. The Company intends to continue with the same basic commercial banking activities that have characterized the Bank's operations since its inception.

AVAILABLE  INFORMATION

The Company is subject to certain of the informational requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Therefore the Company files reports and other information with the Securities and Exchange Commission (the "Commission"). These reports and other information may be inspected and copied at the Public Reference of the Commission located at 450 Fifth Street, N. W., Washington, D. C. 20549. Information regarding the Commission can be obtained by calling 1-800-SEC-0330. Such reports and other information may also be accessed electronically at the Commission's home page on the Internet at http://www.sec.gov.

ITEM  2  -  DESCRIPTION  OF  PROPERTY.

PROPERTIES

Mission Bank's main office branch is located at 1330 Truxtun Avenue, Bakersfield, California, which consists of approximately 4,844 square feet of interior floor space in a single-story, multi-tenant building. Mission Bank is leasing this office from the Kern County Superintendent of Schools, for an original term of 5 years beginning in March, 1998, with options to extend for an additional five years.

Mission Bank opened a new full service branch in a temporary facility on June 3, 2002, at 9680 South Union Avenue, Bakersfield, California. The bank has signed a lease for a permanent location just across the street and will open for business in the new facility on March 31, 2003. This new branch is located at the intersection of South Union and Old Taft Highway, at # 10 Panama Road, Bakersfield, California. The branch consists of approximately 3,500 square feet of interior floor space in a two-story building. Mission Bank is leasing this office from Triple B Enterprises, LLC with an original term of ten (10) years beginning in November 2002, with two (2) consecutive options for renewal for an additional period of five (5) years.

The Bank anticipates additional branch openings to meet the growing services needs of its customers and to provide opportunities to expand its loan and deposit base but has no current plan to establish any additional branches or other offices.

ITEM  3  -  LEGAL  PROCEEDINGS.

Neither the Company nor the Bank is a party to, nor are any of their properties the subject of, any material pending legal proceedings other than ordinary, routine litigation incidental to the Company's and the Bank's businesses, nor are any of such proceedings known to be contemplated by government authority. No director, officer, affiliate, more than 5% shareholder of the Company or the Bank or any associate of these persons is a party adverse to the Company or the Bank or has a material interest adverse to the Company or the Bank in any material legal proceeding.

ITEM  4  -  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

None.


                                     PART II
                                     -------

ITEM  5  -  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS.

The Company's common stock is not listed on any exchange nor is it listed with NASDAQ. Trading of the Company's common stock has been limited in volume with transactions coordinated between buyer and seller utilizing brokers to accommodate activity. Bid and ask prices for the Company's common stock are quoted weekly in the "Bakersfield Californian" and the "pink sheet" (National Daily Quotation Service). They can also be found on the Internet under the symbol "MSBC". As of March 15, 2002 the Company had 239 shareholders of record. The following table summarizes bid quotations for the Company's common stock. The prices indicated may not necessarily represent actual transactions. Bid information has been obtained from The Seidler Companies, which makes a market in the Company's common stock.

                                      BID QUOTATIONS OF THE
                                     COMPANY'S COMMON STOCK
                                     ----------------------
QUARTER ENDED                          LOW BID  HIGH BID
-------------------------------------  -------  --------

March 31, 2000                           15.00     16.50
June 30, 2000                            15.13     16.00
September 30, 2000                       15.05     16.00
December 31, 2000                        15.25     16.05
March 31, 2001                           14.10     15.50
June 30, 2001                            14.30     16.75
September 30, 2001                       15.00     16.50
December 31, 2001                        15.50     16.75

Inquiries on Mission Bancorp stock can be made by calling Troy Norlander or Michaels Natzic with The Seidler Companies at (909) 584-4500, or (800) 288-2811.

ITEM  6  -  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION AND RESULTS OF
--------------------------------------------------------------------------------
OPERATIONS
----------

All statements contained herein that are not historical facts, such as statements regarding the Company's current business strategy and the Company's plans for future development and operations, are based upon current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis of Financial Condition and Results of Operations and include, among other things,
(1) significant increases in competitive pressure in the banking industry; (2) changes in the interest rate environment resulting in reduced margins; (3) general economic conditions, either nationally or regionally, are less favorable than expected, resulting in, among other things, a deterioration in credit quality; (4) changes in the regulatory environment; (5) fluctuations in the real estate market; (6) changes in business conditions and inflation; and (7) changes in securities markets. Therefore, the information set forth in such forward-looking statements should be carefully considered when evaluating the business prospects of the Company.

Management's discussion and analysis should be read in conjunction with the Company's audited Consolidated Financial Statements, including the Notes thereto, at pages 31 through 48 herein. In 2002, Mission Bank's shareholders approved the formation of a bank holding company, Mission Bancorp (the company). Effective June 14, 2002, Mission Bank (the bank) became the subsidiary of Mission Bancorp. The accompanying audited financial statements in Item 7 include the Mission Bancorp consolidated balance sheet, statements of income, shareholders equity and cash flows for the year ended December 31, 2002, and the Mission Bank balance sheet, statements of income, shareholders of equity and cash flows for the year ended December 31, 2001. The following discussion and analysis is intended to assist in an understanding of the significant factors that influenced the company's financial condition at December 31, 2002 and December 31, 2001.

OVERVIEW:
--------

Mission Bancorp's net income for 2002 was $409,228 as compared to $314,102 for 2001. The primary contributors to the increase in net income were $390,348 increase in net interest income, $115,086 increase in non-interest income, and a $95,000 decrease in provision for loan losses expense, offset by a $444,866 increase in non-interest expenses, and a $60,442 increase in income tax expense. The bank opened a new branch in June 2002, which contributed significantly to the increase in non-interest expenses with additional staffing, equipment, and other facilities operating expenses.

The year 2002 was particularly challenging for the banking industry with the impact from declining interest rates carrying over from 2001. The Federal Open Market Committee (FOMC) reduced the Federal funds interest rate eleven times in 2001 and once again in November 2002. The results left Prime Rate at 4.75% for the first ten months of 2002 then dropped to 4.25%. The federal funds rate decreased to 1.75% by the end of 2001 and continued at that level until the November decrease to 1.25%. Many banks saw a dramatic decrease in their net interest margin as rates on loans continued to decline yet the ability to reduce deposit rates proportionally was hindered by being near or at the low end of customer tolerance. In spite of the decreases in interest rates, the bank was able to minimize the impact of its net interest margin.

Average interest earning assets for 2002 were $61,678,000, an increase of $16,674,000 from the 2001 average of $45,004,000. This represents a 37% increase. The average asset increase was funded by an increase in average deposits of $17,125,000. The average loan balance for 2002 increased $6,960,000 from 2001. The following table sets forth average assets, liabilities and shareholder's equity; interest income earned and interest expense paid; and the average yields earned or rates paid thereon for the years 2002 and 2001. The Company's net interest margin for 2002 was 4.02% compared to 4.65% in 2001 for a decrease of .63%. In addition to the rate decline mentioned above, interest-earning assets tend to reprice more quickly than interest-bearing liabilities closing the spread between interest income rates and interest expense rates.

Another contributing factor to the bank's shrinking net interest margin comes from the area of growth in deposits. The average balance in Savings and Money Market accounts increased from $14,415,000 to $22,760,000, an increase of $8,345,000 or 57.9%. The greater majority of the increase was in the higher rate Money Market accounts.

        SCHEDULE OF AVERAGE BALANCES AND AVERAGE YIELDS AND RATES (dollars in thousands)

For the years ending December 31,             2002                             2001
                                  ------------------------------  ------------------------------
                                                                                        Average
                                   Average   Income/    Average    Average   Income/    Yield or
                                   Balance   Expense   Yield or    Balance   Expense   Rate Paid
                                  ---------  --------  ---------  ---------  --------  ---------
Assets
Interest-bearing deposits
    in banks                      $    519   $     16      3.08%  $     66   $      2       3.03%
Investment securities                2,138         95      4.44%     2,456        127       5.17%
Federal funds sold                  17,355        267      1.54%     7,776        246       3.16%
Loans                               41,666      3,015      7.24%    34,706      2,975       8.57%
                                  ---------  --------             ---------  --------
   Total Interest-earning
          Assets                    61,678      3,393      5.50%    45,004      3,350       7.44%
                                  ---------  --------             ---------  --------
Allowance for credit losses           (671)                           (444)
Cash and due from banks              3,025                           2,160
Premises                               271                             257
Other non-earning assets               472                             350
                                  ---------                       ---------
Total Average assets              $ 64,775   $  3,393             $ 47,327   $  3,350
                                  =========  ========             =========  ========

Liabilities and
      Shareholder's Equity
Interest-bearing liabilities:
   Deposits:
      Demand, interest-
          bearing (Now)           $  1,487          9      0.61%  $    940          8       0.85%
      Savings and Money Mkt         22,760        339      1.49%    14,415        384       2.66%
      Time                          17,849        549      3.08%    16,055        846       5.27%
Repurchase Agreement                   551         14      2.54%       554         20       3.61%
Total interest-bearing
          Liabilities               42,647        911      2.14%    31,964      1,258       3.94%
                                  ---------  --------             ---------  --------
Non Interest-bearing
    demand deposits                 15,910                           9,471

Other Liabilities                      212                             189
Shareholder's equity                 6,006                           5,703
                                  ---------                       ---------

Total Liabilities and
      Shareholder's Equity        $ 64,775                        $ 47,327
                                  =========                       =========

Net interest income and margin:
   Net Interest income                       $  2,482                        $  2,092
   Net Interest Margin                                     4.02%                            4.65%
                                                       =========                       ==========

BALANCE  SHEET
--------------

Total Assets for the company were $73,800,647 at December 31, 2002. This was a $16,760,861 or 29.4% increase from the December 31, 2001 total assets of $57,039,786. This increase can be attributed to concerted efforts of management and the board of directors to bring in new business customers by direct calls or referrals from existing customers or other community businesses.

Cash and Cash Equivalents increased from $1,388,232 to $5,254,358 at December 31, 2001 and December 31, 2002 respectively. This was a $3,866,126 or 278% increase. Part of the increase is from additional cash balances at the new branch in Greenfield, a community in South Bakersfield, California. A significant portion of the increase is from new business account deposits with a large volume of cash items in process of collection. Federal Funds sold to correspondent banks were $20,805,000 at December 31, 2002 as compared to $11,560,000 on December 31, 2001. This was an increase of $9,245,000 or 80%.
Federal Funds are excess funds from deposits that are not immediately invested in loans or investment securities. These excess funds are invested overnight with correspondent banks acting as an agent for the company. The funds are invested at the daily Fed Funds market rate, which is based on the FOMC target rate and influenced by the changing demands of the general banking industry. The yield on Fed Funds was1.54% and 3.16% in 2002 and 2001 respectively.

The Company's investment portfolio at December 31, 2002 increased $619,523 or 22.5% to $3,376,654 from the December 31, 2001 balance of $2,757,131. With the decline in interest rates throughout the year in 2001 and again in late 2002, opportunities to invest in higher yielding securities also declined. This depressed rate environment lead to higher premiums on securities with attractive coupon rates. The bank did not begin its substantial growth in deposits in 2002, which in turn increased excess funds, until after investments yields had dropped. Management had determined that it would forgo opportunities with yields slightly higher than the Fed Funds rates, yet with long term maturities, and invest in short term investment CD's and other securities. Thus the mix in the investment portfolio changed from higher balances in Agencies to slightly higher balances in short-term investment CD's. At December 31, 2001 bank investments consisted of $2,547,000 in US Agencies, yielding 5.04% and $199,000 in Investment CD's, yielding 3.48%. US Agencies at December 31, 2002 were $1,309,000, yielding 4.51% while investment CD's were $1,492,000, yielding 3.14%.

                   INVESTMENT SECURITIES - AVAILABLE FOR SALE
                             (dollars in thousands)

                                    DECEMBER 31, 2002  DECEMBER 31, 2001
                                    -----------------  -----------------
                                    AMOUNT   PERCENT   AMOUNT   PERCENT
                                    -------  --------  -------  --------
US Agencies                         $ 1,309     38.8%  $ 2,547     92.4%
State and Municipal Bonds               562     16.6%        -      0.0%
Investment Certificates of Deposit    1,492     44.2%      199      7.2%
Federal Home Loan Bank Stock             14      0.4%       11      0.4%
                                    -------  -         -------
Total Investments                   $ 3,377    100.0%  $ 2,757    100.0%
                                    =======            =======

Gross Loan volumes increase by $3,013,000, or 7.3%, from $41,186,000 at December 31, 2001 to $44,199,000 at December 31, 2002. The allowance for loan losses was $569,000 at 2001 year-end and $699,000 at year-end 2002. The bank's primary focus is providing competitively priced loans to small and medium sized businesses. As a result of this focus, the bank has higher concentrations of credit in Commercial and Industrial loans, along with Real Estate loans secured by non-farm, non-residential properties. The yield on average loans was 7.48% and 8.80% for 2002 and 2001 respectively. The bank offers both fixed and floating interest rate loans and obtains collateral in the form of real estate, equipment, deposit accounts, and receivables, however it looks to cash flow from operations as its primary source of repayment.

                        FOR THE YEAR ENDED DECEMBER 31, 2002
                               (dollars in thousands)


                            OVER 3     DUE AFTER   DUE AFTER 3  DUE AFTER 5
               3 MONTHS     MONTHS       1 YEAR       YEARS         TO
               OR LESS   TO 12 MONTHS  TO 3 YEARS  TO 5 YEARS    15 YEARS    TOTAL
               --------  ------------  ----------  -----------  -----------  ------
Fixed Rate       29,921           239       4,021        4,745        4,438  43,399
Variable Rate       575            49          82           38           56     800
                                                                             ------
                                                                             44,199
                                                                             ======

--------------------------------------------------------------------------------


From the bank's inception in 1998, management's intention was to increase the loan portfolio, and provide above average service to the business community. Their efforts were successful enough that the growth in loans was exceeding the growth in deposits. To avoid liquidity problems, from mid 2001 to mid 2002 business development efforts were focused on developing relationships to increase the deposit base. At the same time interest rates were on the decline, and so was confidence in the stock market. Thus during this period the banking industry as a whole experienced a surge in deposits, leaving many financial institutions flush with funds. Mission Bank was no exception.

At approximately midyear 2002 management also began efforts to recruit a seasoned commercial loan officer from within its market area, with the potential to attract a block of loan business from former customers. It appears the supply and demand theory also applies to the experienced loan officer market, as many banks in Southern California are trying to attract new lenders from a shrinking pool of resources. Management will continue its search for qualified experienced loan officers to build on its outstanding lending staff to serve the business community.

The Allowance for Loan Losses reflects management's analysis of the level of allowance needed to provide for reasonably foreseeable losses, based upon the following factors: (1) the credit condition of the bank's loan customers, including the underlying collateral, if any; (2) the general business economic conditions; (3) the average maturity of the loan portfolio; and (4) historical experience. The general valuation allowance is maintained to cover losses inherent in a portfolio of performing loans. The specific valuation allowance is maintained to cover losses on loans for which full collectability may not be reasonably assured. As of December 31, 2002 and December 31, 2001 the bank had no loans past due 90 days or more, no non-performing or restructured loans, and no other real estate owned.

The Allowance for Loan Losses increased by $130 thousand or 22.8% from $569 thousand at December 31, 2001 to $699 thousand at December 31, 2002. No loans were charged off during the twelve months ended December 31, 2002. The Allowance for Loan Losses was 1.6% of total loans outstanding at December 31, 2002 as compared to 1.4% at December 31, 2001.

                                      LOAN CATEGORIES
                                   (dollars in thousands)
                                                      DECEMBER 31, 2002  DECEMBER 31, 2001
                                                     ------------------  ------------------
                                                      AMOUNT   PERCENT    AMOUNT   PERCENT
                                                     --------  --------  --------  --------
Loans Secured by Real Estate
    Construction and Land Development                $ 4,007       9.0%  $ 4,655      11.3%
    Secured by Non-farm, Non-residential Properties   15,630      35.0%   12,698      30.8%
    Secured by Residential Properties                  1,545       4.0%    1,407       3.4%
    Secured by Farm Land                               6,399      15.0%    6,739      16.4%

Loans to Finance Agricultural Production and
    Other Loans to Farmers                               964       2.0%    2,054       5.0%

Commercial and Industrial Loans and Other             15,654      35.0%   13,633      33.1%
                                                     --------  --------  --------  --------

     Total Gross Loans                                44,199     100.0%   41,186     100.0%
                                                     --------  --------  --------  --------
New Deffered Loan Fees                                   (35)                  1
Allowance for Loan Losses                               (699)               (569)
                                                     --------            --------
     Total Loans, Net of Deferred Fees and
          Allowance for Loan Losses                  $43,465             $40,618
                                                     ========            ========

Standby Letter of Credit                                  82                  94
Undisbursed Loan Commitments                          12,315               9,659

Leasehold improvements, Furniture and Equipment, net of depreciation at December 31, 2002 was $281,502, a $42,386 or 17.7% increase over the December 31, 2001 balance of $239,116. The majority of this increase was for the purchase of new equipment and leasehold improvements on temporary facilities for the new branch in Greenfield. A lease has been signed for a permanent building and management expects to be open for business at the permanent site in April 2003.

The company's deferred tax asset increased $100,594 or 67.1% to $250,609 at December 31, 2002 from $150,015 at December 31, 2001. The largest contributing item to deferred tax assets is the provision expense, which was not a tax-deductible item in 2002. Over the past several years the bank has not had any loan charge-offs, which create a base for determining the deductible portion of the loan loss provision expense. (See Foot Note 8 in ITEM 7 - Financial Statements)

Accrued interest receivable and other assets increased $40,476 from December 31, 2001 to 2002. The increase is due to a larger loan portfolio and increased prepaid expense balances for insurance, maintenance contracts, and deposits for utilities and leases.

Total  deposits  grew  $16,859,261 or 33.4%, to $67,402,559 at December 31, 2002
from $50,543,298 at December 31, 2001. Demand deposits and Money Market accounts experienced the largest share of the increase, growing by $3,011,191 and $13,221,566 respectively. The increase in Money Market accounts can be attributed to the bank's business development efforts and to the general distrust in the stock market and investors moving funds to safe, or insured, environments. December 31, 2002 Savings account balances decreased $1,165,591 from December 31, 2001 with some of the balances moving into the higher rate Money Market accounts. The increase in Money Market accounts also mitigated to some degree the decrease in the bank's cost of funds. While the average yield on interest earning assets decreased 194 basis points, the average cost of interest bearing liabilities only decreased 180 basis points from December 31, 2001 to December 31, 2002. Time Certificates under $100,000 decreased a moderate $409,597 during 2002, while Time Certificates over $100,000 increased by $1,382,498 or 12.6%. Most of the new and many of the renewed $100,000 or greater certificates were opened for a one-year period, with depositor expectations of an improved interest rate environment at the certificate maturity date. Securities Sold under Agreements to Repurchase closed out during the third quarter of 2002 and moved into NOW accounts.

STATEMENT  OF  INCOME
---------------------

Net income for the years ending December 31, 2002 and 2001 was $409,228 and 314,102 respectively, an increase of $95,126 or 30.3%. Earnings per share increased in 2002 by $0.18 or 31.6%, from $0.57 in 2001 to $0.73. Net interest income before provision for loan losses increased $390,348 or 18.7%. Loan fees on renewals and originating new loans, plus some significant early payment fees contributed significantly to the increase in net interest income. Provision for loan losses expense decreased by $95,000. At mid-year 2002 the actual allowance was above the "expected case" formula allowance by $153,000, and exceeded "management's allowance" by $117,000. Therefore, the provision expense was eliminated for the remainder of the year, and until such time that the actual balance approximates expected case allowance.

During 2002 management made several changes to fees assessed on demand deposit activity. Prior to May 2002, demand accounts were only charged NSF fees on the first three NSF checks each month. Beginning in May, demand accounts were charged $18.50 for every NSF item. In addition, the deposit system function of account analysis on commercial demand deposit accounts was activated. Total service charges and fees increased $130,969 or 63.7%, from $205, 575 in 2001 to $336,544 in 2002. Each of the above noted changes plus the increase in the number of accounts contributed $135,000 to non-interest income with other fees decreasing slightly to offset them. The bank held no other real estate owned in 2002.

Salaries and wages plus employee benefits increased by $243,861 or 37%, from $644,487 in 2001 to $888,348 in 2002. Salaries and wages increased $144,593 with the addition of six employees at the new branch and operations. Group insurance costs increased $28,992, and employer related taxes increased by $11,381, also due to the staff additions. Recruiting and relocations expenses for a new executive officer and consulting expenses in 2002 were approximately $30,000 and $24,000 respectively.

Occupancy expense in 2002 was $188,078, a $32,681 or 21.0% increase over the $155,397 incurred in 2001. Of this expense, $21,000 is attributable to the amortization of leasehold improvements at the temporary Greenfield branch facilities. These included site improvements, parking lot, remodeling expenses, and landscaping. All improvements are being amortized over the life of the lease, with expected returns upon sale of the assets after moving to the permanent facility in 2003. The remaining increases are for increased rent on the modular facility of the new branch and other facility operating expenses.

Furniture and Equipment expenses increased by $43,812 or 24.1%, from $182,101 in 2001 to $225,913 in 2002. Depreciation on new furniture and equipment for the new branch, and for upgrading technology of older computer systems contributed $20,400 to the increase. Maintenance on existing equipment, and computer administration increased $13,000 while new and renewal maintenance contracts on existing equipment increased approximately $3,000.

Other operating expenses include marketing, data processing services, audit and examination fees, legal and other professional services. Over all this area of expenses increased by $124,512 or 23.1%. Computer services and data processing increased by approximately $21,000 due to the number of increased items from new business accounts with a high volume of items, and to upgraded customer service systems. Legal expense increased more than $26,000. The bank was involved in a lawsuit, which was successfully defended with a summary judgment against the plaintiff. Printing costs and office supplies increased approximately $24,000 due to the demands of setting up a new branch and overall marketing and customer service brochures for the bank in general.

LIQUIDITY  AND  ASSET/LIABILITY  MANAGEMENT
-------------------------------------------

The objective of the company's asset/liability strategy is to manage liquidity and interest rate risk, and minimize market risk to ensure the safety and soundness of the bank and its capital base, while maintaining adequate net interest margins and spreads to provide an appropriate return to shareholders.

Liquidity represents the ability to meet fluctuations in deposit levels and provide for customer credit needs. Liquidity is managed with strategies that reflect the maturity schedules of the sources of funds and the assets being funded. It is augmented by the stream of principal and interest payments received on loans and the increases in short-term liabilities such as demand deposits and short-term time certificates. The Liquidity ratio is the sum of cash and non-interest earning deposits at other banks, interest-earning deposits at other banks, federal funds sold, and available for sale investment securities, divided by deposits.

The objectives of interest rate risk management are to control exposure of net interest income to risks associated with interest rate movement in the market (market risk), to achieve consistent growth in net interest income and to profit from market opportunities. One of the tools management uses to identify interest rate risk is schedule of repricing for interest earning assets compared to interest bearing liabilities. Assets and liabilities are scheduled in time groups according to the next repricing opportunity. The schedule, shown below as of December 31, 2002, is commonly called a GAP report, as it shows the difference between rate sensitive assets and rate sensitive liabilities.

                 RATE SENSITIVE ASSETS TO RATE SENSITIVE LIABILITIES (GAP)
                                  (dollars in thousands)

                                             OVER 3
                                            MONTHS TO
                                UP TO 3    LESS THAN 1    1 YEAR TO 5    OVER 5
                                MONTHS        YEAR           YEARS       YEARS     TOTAL
                               ---------  -------------  -------------  --------  --------
Interest-Earning Assets:
       Investments Securities  $  1,004   $        607   $          -   $   260   $ 1,871
       CD's with other Banks                     1,492                              1,492
       Federal Funds Sold        20,805                                            20,805
       Loans                     31,024            189          8,516     4,436    44,165
                               ---------  -------------  -------------  --------  --------
                               $ 52,833   $      2,288   $      8,516   $ 4,696   $68,333
                               =========  =============  =============  ========  ========

Interest-Bearing Liabilities:
       NOW                     $  2,590                                           $ 2,590
       Savings and Money Mkt     30,790                                            30,790
       Time Deposits              9,419          6,617          2,931              18,967
        Repurchase Agreements                                                           -
                               ---------  -------------  -------------  --------  --------
                               $ 42,799   $      6,617   $      2,931   $     -   $52,347
                               =========  =============  =============  ========  ========

Interest Rate Sensitivity Gap    10,034         (4,329)         5,585     4,696    15,986
Cumulative Interest Rate
       Sensitivity Gap           10,034          5,705         11,290    15,986    31,972
Cumulative Interest Rate
       Sensitivity Gap Ratio      14.68%          8.35%         16.52%    23.39%    46.79%

The bank is positively gapped, or has more assets repricing cumulatively. Management has determined that the interest rate environment is basically at the bottom of its cycle. There is a potential for the rates to drop lower, however management believes that the company's current mix of assets and liabilities provides a reasonable level of risk related to significant fluctuations in net interest income. Although the current level of federal funds does not maximize interest from investment opportunities, management and the board of directors decided to remain excess liquidity until interest rates return to a higher rate environment. With the current rate sensitivity ratio, the bank is structured to gain substantially in a rising rate environment.

Certain matters discussed or incorporated by reference in this Annual Report on Form 10-KSB are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected in the forwarded-looking statements. Such risks and uncertainties include, but are not limited to, those described in Management's Discussion and Analysis and Results of Operations. Therefore, the information set forth therein should be carefully considered when evaluating the business prospects of the Company.

ITEM  7  -  FINANCIAL  STATEMENTS.


CONTENTS                                                                PAGE NO.
                                                                        --------
INDEPENDENT AUDITOR'S REPORT                                               26
CONSOLIDATED BALANCE SHEET                                                 27
CONSOLIDATED STATEMENT OF OPERATIONS                                       28
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY                  29
CONSOLIDATED STATEMENT OF CASH FLOWS                                       30
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 31

                          INDEPENDENT AUDITOR'S REPORT




The  Board  of  Directors  and
Shareholders  of  Mission  Bancorp


We have audited the accompanying consolidated balance sheet of Mission Bancorp (a California corporation) and subsidiary as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended. We have also audited the balance sheet of Mission Bank as of December 31, 2001, and the related statements of income, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mission Bancorp and subsidiary as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2001 financial statements present fairly, in all material respects, the financial position of Mission Bank as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

                           /s/     BROWN  ARMSTRONG  PAULDEN
                                   McCOWN  STARBUCK  &  KEETER
                                   ACCOUNTANCY  CORPORATION



Bakersfield,  California
January  24,  2003

                                 MISSION BANCORP
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001

                                                              Consolidated   Unconsolidated
                                                                  2002            2001
                                                              -------------  ---------------

ASSETS
------

Cash and Cash Equivalents
   Cash and Due From Banks                                    $   5,254,358  $     1,388,232
   Federal Funds Sold                                            20,805,000       11,560,000
                                                              -------------  ---------------

Total Cash and Cash Equivalents                                  26,059,358       12,948,232

Investment Securities - Available for Sale                        3,376,654        2,757,131
Loans, Net                                                       43,465,323       40,618,567
Leasehold Improvements, Furniture, and Equipment, Net               281,502          239,116
Deferred Tax Asset                                                  250,609          150,015
Accrued Interest Receivable and Other Assets                        367,201          326,725
                                                              -------------  ---------------

TOTAL ASSETS                                                  $  73,800,647  $    57,039,786
                                                              =============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Liabilities
   Deposits
      Demand Deposits                                         $  15,055,376  $    12,044,185
      Savings, NOW, Exchange, and Escrow Accounts                 4,489,612        5,655,203
      Money Market                                               28,890,774       15,669,208
      Time Certificates                                           6,579,754        6,170,157
      Time Certificates of Deposits of $100,000 and Greater      12,387,043       11,004,545
                                                              -------------  ---------------

   Total Deposits                                                67,402,559       50,543,298

   Securities Sold Under Agreements to Repurchase                         -          336,171

   Accrued Interest Payable and Other Liabilities                   200,030          380,239
                                                              -------------  ---------------

Total Liabilities                                                67,602,589       51,259,708

Shareholders' Equity
   Reserve for Unrealized Holding Gains (Losses), Net of Tax          3,158           25,606
   Common Stock - No Par Value; Authorized 1,000,000 Shares;
   Issued and Outstanding 558,104 and 555,584 at
   December 31, 2002 and 2001, Respectively                       5,610,502        5,579,302
   Retained Earnings                                                584,398          175,170
                                                              -------------  ---------------

Total Shareholders' Equity                                        6,198,058        5,780,078
                                                              -------------  ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $  73,800,647  $    57,039,786
                                                              =============  ===============

          The accompanying notes are an integral part of these financial statements.

                                       MISSION BANCORP
                                    STATEMENTS OF INCOME
                       FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                              Consolidated   Unconsolidated
                                                                  2002            2001
                                                              -------------  ---------------
Interest Income
   Interest and Fees on Loans                                 $   3,015,240  $     2,975,191
   Investment Securities - Taxable                                  108,195          129,141
   Investment Securities - Nontaxable                                 2,307                -
   Federal Funds Sold                                               267,406          245,643
                                                              -------------  ---------------

Total Interest Income                                             3,393,148        3,349,975
                                                              -------------  ---------------

Interest Expense
   Other Deposits                                                   347,214          391,847
   Time Certificates of Deposit                                     548,967          845,525
   Securities Sold Under Agreement to Repurchase                     14,456           20,440
                                                              -------------  ---------------

Total Interest Expense                                              910,637        1,257,812
                                                              -------------  ---------------

Net Interest Income                                               2,482,511        2,092,163

Provision for Possible Loan Losses                                  130,000          225,000
                                                              -------------  ---------------

Net Interest Income After Provision for Possible Loan Losses      2,352,511        1,867,163

Non-Interest Income
   Service Charges and Fees                                         336,544          205,575
                                                              -------------  ---------------
   Gain on Sale of Other Real Estate Owned                                -           15,883

Total Non-Interest Income                                           336,544          221,458

Non-Interest Expense
   Salaries, Wages and Employee Benefits                            888,348          644,487
   Occupancy                                                        188,078          155,397
   Furniture and Equipment                                          225,913          182,101
   Other                                                            693,110          568,598
                                                              -------------  ---------------

Total Non-Interest Expense                                        1,995,449        1,550,583
                                                              -------------  ---------------

Net Income Before Income Tax Expense                                693,606          538,038

Income Tax Expense                                                  284,378          223,936
                                                              -------------  ---------------

Net Income                                                    $     409,228  $       314,102
                                                              =============  ===============

Basic Income Per Share                                        $        0.73  $          0.57
                                                              =============  ===============

Diluted Income Per Share                                      $        0.73  $          0.56
                                                              =============  ===============

          The accompanying notes are an integral part of these financial statements.

                                         MISSION BANCORP
                          STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                         FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                               Unrealized
                                                                                 Gains
                                               Common Stock                     (Losses)
                                         -----------------------  Retained         on
                                           Shares                 Earnings     Investment
                                         Outstanding    Amount    (Deficit)    Securities      Total
                                         -----------  ----------  ----------  ------------  -----------
Balance at December 31, 2000                 554,324  $5,567,302  $(138,932)  $     6,717   $5,435,087

   Stock Options Exercised (August)            1,260      12,000          -             -       12,000

   Increase of Unrealized Holding
      Gains (Losses) on Available For
      Sale Securities, Net of Deferred
      Taxes of $18,542                             -           -          -        18,889       18,889

   Net Income For the Year                         -           -    314,102             -      314,102
                                         -----------  ----------  ----------  ------------  -----------

Balance at December 31, 2001                 555,584   5,579,302    175,170        25,606    5,780,078

   Stock Options Exercised (April)             2,520      31,200          -             -       31,200

   Decrease of Unrealized Holding
      Gains (Losses) on Available For
      Sale Securities, Net of Deferred
      Taxes of $2,287                              -           -          -       (22,448)     (22,448)

   Net Income For the Year                         -           -    409,228             -      409,228
                                         -----------  ----------  ----------  ------------  -----------

Balance at December 31, 2002                 558,104  $5,610,502  $ 584,398   $     3,158   $6,198,058
                                         ===========  ==========  ==========  ============  ===========

          The accompanying notes are an integral part of these financial statements.

                                           MISSION BANCORP
                                      STATEMENTS OF CASH FLOWS
                           FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                                     Consolidated    Unconsolidated
                                                                         2002             2001
                                                                    --------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                       $     409,228   $       314,102
   Adjustments to Reconcile Net Income to Net Cash
   Provided by Operating Activities:
      Realized (Gain) Loss on Disposal of Fixed Assets                          -            27,886
      Gain on Other Real Estate Owned                                           -           (15,883)
      Unrealized Holding Gain (Loss)                                      (22,448)           18,889
      Provision for Credit Losses                                         130,000           225,000
      Depreciation and Amortization                                       126,356            82,464
      (Increase) Decrease in Other Assets and Interest Receivable         (40,476)           10,076
      (Increase) in Deferred Income Taxes                                (100,594)          (84,000)
      Increase (Decrease) in Other Liabilities                           (180,209)          249,716
                                                                    --------------  ----------------

Net Cash Provided by Operating Activities                                 321,857           828,250
                                                                    --------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from Maturing, Called, or Sold Investments                  1,728,755         1,897,920
   Purchases of Investment Securities                                  (2,348,278)       (2,358,764)
   Net Activity in Loans Made to Customers                             (2,976,756)      (13,267,534)
   Leasehold Improvements and Purchase of Furniture and Equipment        (168,742)         (163,769)
   Sale of Equipment                                                            -             3,000
   Investment in Real Estate Acquired Through Foreclosure                       -          (254,117)
   Proceeds From Sale of Real Estate Acquired through Foreclosure               -           270,000
                                                                    --------------  ----------------

Net Cash (Used) in Investing Activities                                (3,765,021)      (13,873,264)
                                                                    --------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net Increase in Deposits                                            16,859,261        21,215,618
   Increase (Decrease) in Securities Sold Under Agreements
    to Repurchase                                                        (336,171)          162,349
   Common Stock Proceeds                                                   31,200            12,000
                                                                    --------------  ----------------

Net Cash Provided by Financing Activities                              16,554,290        21,389,967
                                                                    --------------  ----------------

Net Increase in Cash and Cash Equivalents                              13,111,126         8,344,953
Cash and Cash Equivalents at Beginning of Year                         12,948,232         4,603,279
                                                                    --------------  ----------------

Cash and Cash Equivalents at End of Year                            $  26,059,358   $    12,948,232
                                                                    ==============  ================

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

   Interest Paid                                                    $     910,637   $     1,257,812
                                                                    ==============  ================

   Income Taxes Paid (Cash Basis)                                   $     594,069   $       114,761
                                                                    ==============  ================

          The accompanying notes are an integral part of these financial statements.

                                 MISSION BANCORP
                          NOTES TO FINANCIAL STATEMENTS
                  FOR THE YEAR ENDED DECEMBER 31, 2002 AND 2001



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            ----------------------------------------------

NATURE  OF  OPERATIONS
----------------------

Mission Bancorp (the "Company") was incorporated on January 31, 2001 and subsequently obtained approval from the Board of Governors of the Federal Reserve System to be a bank holding company in connection with its acquisition of Mission Bank (the "Bank"). The Company became the sole shareholder of the Bank in June 2002 in a statutory merger, pursuant to which each outstanding share of the Bank's common stock was exchanged for one share of common stock of the Company.

The Bank is a state chartered financial institution incorporated in California on April 29, 1998. The Bank commenced banking operations on October 7, 1998. The Bank maintains a full service facility located in Bakersfield, California, and its deposit accounts are insured by the Federal Deposit Insurance Corporation
(FDIC). The majority of the Bank's business activity is with customers located in Bakersfield, California, and surrounding communities.

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

PRINCIPLES  OF  CONSOLIDATION
-----------------------------

The consolidated financial statements include the accounts of Mission Bancorp and its wholly owned subsidiary, Mission Bank. All material intercompany transactions have been eliminated.

USE  OF  ESTIMATES
------------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the estimated losses on loans, management obtains independent appraisals for significant collateral.

While management uses available information to recognize losses on loans, further reductions in the carrying amounts of loans may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the estimated losses on loans. Such agencies may require the Bank to recognize additional losses based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the estimated losses on loans may change materially in the near term. However, the amount of the change that is reasonably possible cannot be estimated.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

INVESTMENT  SECURITIES
----------------------

Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premiums and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value. Realized and unrealized gains and losses on trading securities are included in net income. Unrealized gains and losses on securities classified as available-for-sale are recognized as direct increases or decreases in stockholders' equity. The cost of the securities sold are recognized using the specific identification methods.

LOANS
-----

Loans are stated at face amount, less payments collected, deferred and unearned income, and the reserve for possible loan losses. Interest income is accrued daily as earned on all simple interest loans.

Interest income is not recognized on loans if the collection of the interest is deemed by management to be unlikely. In accordance with Statement of Financial Accounting Standard No. 91 (SFAS 91), "Accounting for Non-refundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases", loan origination fees, net of certain directly related costs, are deferred upon loan origination and are accreted to income as an adjustment of the loan's yield over the term of the loan by the interest method.

ALLOWANCE  FOR  POSSIBLE  LOAN  LOSSES
--------------------------------------

The allowance for loan losses is maintained at a level, which, in management's judgment, is adequate to absorb potential losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. A loan is considered impaired if it is probable that the lender will be unable to collect all amounts due under the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense, and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses.

BANK  PREMISES,  FURNITURE  AND  EQUIPMENT
------------------------------------------

Leasehold improvements, furniture and equipment are stated at cost, less accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, which range from 3 to 15 years. Maintenance and repairs are charged to operating expenses and major improvements are capitalized. The Company's long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. There has been no material impairment effect upon the Company's financial condition or results of operations for the periods ended December 31, 2002 and 2001.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of reporting cash flows, cash and cash equivalents include cash, amounts due from other depository institutions, non-interest earnings deposits and federal funds sold. Cash equivalents have a maturity of three months or less.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

INCOME  TAXES
-------------

The provision for income taxes is based on pretax financial accounting income. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported net amounts.

ADVERTISING
-----------

The Company expenses advertising costs as they are incurred. Advertising expenses for the years ended December 31, 2002 and 2001 were $12,739 and $4,252, respectively.

EARNINGS  PER  SHARE  (SFAS  128)
---------------------------------

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share." SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period. It also requires dual presentation of basic and diluted earnings per share for companies with complex capital structures. Basic and diluted earnings per share are calculated as follows:

                                                        For the Year Ended 2002
                                               ---------------------------------------
                                                  Income        Shares      Per-Share
                                               (Numerator)   (Denominator)    Amount
                                               ------------  -------------  ----------
Basic EPS
  Income available to common stockholders      $    409,228        557,386  $     0.73
                                                                            ==========
  Effect of dilutive securities stock options             -          3,850
                                               ------------  -------------
Diluted EPS
  Income to common stockholders                $    409,228        561,236  $     0.73
                                               ============  =============  ==========


                                                        For the Year Ended 2001
                                               ---------------------------------------
                                                  Income        Shares      Per-Share
                                               (Numerator)   (Denominator)    Amount
                                               ------------  -------------  ----------
Basic EPS
  Income available to common stockholders      $    314,102        554,845  $     0.57
                                                                            ==========
  Effect of dilutive securities stock options             -          4,140
                                               ------------  -------------
Diluted EPS
  Income to common stockholders                $    314,102        558,985  $     0.56
                                               ============  =============  ==========

The weighted average number of shares outstanding amounted to 557,386 and 554,845 shares for the years ending December 31, 2002 and 2001, respectively.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

RECLASSIFICATIONS
-----------------

Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation. Such reclassifications had no effect on reported net income.

RECENT  ACCOUNTING  PRONOUNCEMENTS
----------------------------------

In June 2001, the Financial Accounting Standards Board (FASB) issues SFAS No. 141, Business Combinations. SFAS No. 141 addresses the financial accounting and reporting for business combinations and requires the use of a single method to account for business combinations, the purchase method of accounting. In addition, SFAS No. 141 requires that intangible assets be recognized as assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 applies to all business combinations for which the date of acquisition is July 1, 2001 or later.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Pursuant to SFAS No. 142, goodwill and other intangible assets that have indefinite useful lives will be evaluated periodically for impairment rather than amortized. The provisions of this statement apply to financial statements for fiscal years beginning after December 15, 2001, except for goodwill or other tangible assets acquired after June 30, 2001 for which SFAS No. 142 is immediately effective. The adoption of SFAS No. 141 and SFAS No. 142 did not have a significant impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board Opinion No. 31, Reporting Results of Operation-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less costs to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145 - Rescission of FASB Statements No.4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No.145 addresses accounting treatments for gains and losses from extinguishment of debt and sales lease back transactions. It is effective for financial statements issued on or after May 15, 2002 and does not have a material impact on the Company's current year financial statements.

In June 2002, the FASB issued SFAS No. 146 - Accounting for Costs Associated with Exit or Disposal Activities. This Statement addresses accounting treatments for costs related to restructuring and is effective for exit or disposal activities initiated after December 31, 2002.

In October 2002, the FASB issued SFAS No.147 - Acquisition of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB
Interpretation No. 9. SFAS No. 147 stresses that the purchase method of accounting should apply to all acquisitions of financial institutions with certain exceptions. It also clarifies a business combination and an acquisition of net assets. The provisions of this statement are required to be applied for acquisitions on or after October 1, 2002 and does not have a material impact on the Company's current financial statements.

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (Continued)
            ----------------------------------------------

RECENT  ACCOUNTING  PRONOUNCEMENTS  (Continued)
----------------------------------

In December 2002, the FASB issued SFAS No. 148 - Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No.
123. This statement applies to financial statements for fiscal years ending after December 15, 2002. It is an amendment of SFAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based employee compensation and also amends the disclosure provisions of SFAS 123. SFAS 123 defines a fair value based method of accounting for employee stock options or similar equity instruments.

However, both also allow an entity to continue to measure compensation cost for those plans using the intrinsic value based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Under the fair value based method, compensation cost is the excess, if any, of the quoted market price of the stock at grant date or other measurement date over the amount an employee must pay to acquire the stock.

The Company has elected to continue accounting for stock-based compensation under APB Opinion No. 25 and disclose pro forma net income and earnings per share, as if the fair value based method of accounting defined in Statement 123 and 148 had been applied.

NOTE  2  -  RESTRICTION  ON  CASH  AND  DUE  FROM  BANKS
            --------------------------------------------

The Company is required to maintain reserve funds in cash or on deposit with the Federal Reserve Bank. The required reserve at December 31, 2002 and 2001 was $361,000 and $152,000, respectively.

NOTE  3  -  INVESTMENT  SECURITIES
            ----------------------

At December 31, 2002 and 2001 the investment securities portfolio was comprised of securities classified as available for sale, in conjunction with FASB 115, resulting in investment securities classified as available for sale, being carried at market value.

The carrying amount and estimated market values of total investment securities at December 31, 2002 are as follows:

                                            Gross        Gross     Estimated
                             Amortized   Unrealized   Unrealized     Market
                               Costs        Gains       Losses       Value
                             ----------  -----------  -----------  ----------
Available-for-Sale
------------------

  U.S. Agency Securities     $1,304,079  $     4,830  $         -  $1,308,909

  Municipal Bonds               561,528          615            -     562,143

  Certificates of Deposit     1,491,702            -            -   1,491,702

  Federal Home Loan Stock        13,900            -            -      13,900
                             ----------  -----------  -----------  ----------

Total Investment Securities  $3,371,209  $     5,445  $         -  $3,376,654
                             ==========  ===========  ===========  ==========

            ----------------------

The carrying amount and estimated market values of total investment securities at December 31, 2001 are as follows:

                                            Gross        Gross     Estimated
                             Amortized   Unrealized   Unrealized     Market
                               Costs        Gains       Losses       Value
                             ----------  -----------  -----------  ----------
Available-for-Sale
------------------

  U.S. Agency Securities     $2,503,382  $    44,149  $         -  $2,547,531

  Certificate of Deposit        199,000            -            -     199,000

  Federal Home Loan Stock        10,600            -            -      10,600
                             ----------  -----------  -----------  ----------

Total Investment Securities  $2,712,982  $    44,149  $         -  $2,757,131
                             ==========  ===========  ===========  ==========

The estimated market value of investment securities classified as available for sale at December 31, 2002 by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or repay obligations with or without call or repayment penalties.

                                                  Available-for-Sale
                                                ----------------------
                                                            Estimated
                                                Amortized     Market
                                                   Cost       Value
                                                ----------  ----------
Due in one year or less                         $3,010,976  $3,116,421
Due from one to five years                         360,233     360,233
                                                ----------  ----------
                                                $3,371,209  $3,476,654
                                                ==========  ==========

Investments having an amortized cost of $300,000 and $300,128 at December 31, 2002 were pledged to a repurchase agreement, local-agency collateral, and for other purposes as required or permitted by law.

NOTE  4  -  LOANS
            -----

The  composition  of the Company's loan portfolio at December 31, is as follows:

                                                        2002          2001
                                                    ------------  ------------
Loans Secured by Real Estate
  Construction and Land Development                 $ 4,007,000   $ 4,655,000
  Secured by Non-farm Non-residential Properties     15,630,000    12,698,000
  Secured by Residential Properties                   1,545,420     1,407,059
  Secured by Farm Land                                6,399,000     6,739,000

Loans to Finance Agricultural Production and Other
  Loans to Farmers                                      964,000     2,054,000

Commercial and Industrial Loans and Other            15,654,100    13,633,313
                                                    ------------  ------------

                                                     44,199,520    41,186,372
Net Deferred Loan Fees                                  (35,197)        1,195
Allowance for credit losses                            (699,000)     (569,000)
                                                    ------------  ------------

                                                    $43,465,323   $40,618,567
                                                    ============  ============


Transactions  in  the  allowance  for  credit  losses are summarized as follows:

                                                  2002      2001
                                                --------  --------
Balance at Beginning of Year                    $569,000  $344,000
Provision for Credit Losses                      130,000   225,000
                                                --------  --------

Balance at End of Year                          $699,000  $569,000
                                                ========  ========

At December 31, 2002 and 2001, the Company had no loans that were specifically classified as impaired or written off.

NOTE  5  -  DEPOSITS
            --------

Deposit account balances at December 31, are summarized as follows:

                                       2002         2001
                                    -----------  -----------
Demand deposit                      $15,055,376  $12,044,185
Savings, NOW, Exchange, and Escrow    4,489,612    5,655,203
Money Market                         28,890,774   15,669,208
Certificates of Deposit <100M         6,579,754    6,170,157
Certificates of Deposit >100M        12,387,043   11,004,545
                                    -----------  -----------

                                    $67,402,559  $50,543,298
                                    ===========  ===========

Schedule of maturity of certificates of deposits at December 31, 2002 were as follows:

 Year Ended
December 31,
------------
    2003                            $16,367,453
    2004                                812,437
    2005                              1,320,597
    2006                                462,041
    2007                                  4,269
                                    -----------
                                    $18,966,797
                                    ===========

NOTE  6  -  BANK  PREMISES,  FURNITURE,  AND  EQUIPMENT
            -------------------------------------------

The Company's leasehold improvements, furniture, and equipment consists of the following at December 31,:

                                                         2002        2001
                                                      ----------  ----------
Furniture and Equipment                               $ 291,209   $ 202,911
Leasehold Improvements and Equipment - Bank Premises    261,003     180,558
Less: Accumulated Depreciation                         (270,710)   (144,353)
                                                      ----------  ----------
                                                      $ 281,502   $ 239,116
                                                      ==========  ==========

Depreciation expense for the periods ending December 31, 2002 and 2001 was $126,356 and $82,464, respectively.

NOTE  7  -  STOCK  OPTIONS
            --------------

STOCK  COMPENSATION  PLANS

At December 31, 2002, the Company has a stock-based compensation plan described below. Prior to 2002, the Company applies APB Opinion 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its incentive stock option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123 and 148, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2002       2001
                                                             ---------  ---------
Net Income                                      As Reported  $409,228   $314,102

Add: Stock-based Employee Compensation
     Expense Included in Reported Net Income,
     Net of Related Tax Effects                                     -          -

Deduct: Total Stock-based Employee
     Compensation Expense determined Under
     Fair Value Method for All Awards, Net of
     Related Tax Effects                                      (74,850)   (86,296)
                                                             ---------  ---------

                                                Pro Forma    $334,378   $227,806
                                                             =========  =========

Basic Earnings Per Shares                       As Reported  $   0.73   $   0.57
                                                Pro Forma    $   0.59   $   0.41

Diluted Earnings Per Shares                     As Reported  $   0.73   $   0.56
                                                Pro Forma    $   0.59   $   0.40

FIXED  STOCK  OPTION  PLANS

Options on shares of the Company's common stock have been granted to certain key employees and officers. The fair value of each option granted is estimated on the date of grant using the Black-Scholes American option-pricing model with the following weighted-average assumptions used for grants in 2002 and 2001, respectively: dividend yield of zero percent for all years, expected volatility of 18.92 and 19.47 percent, risk-free interest rates of 3.98 and 4.90 percent; and expected lives of 8.0 years.

            --------------

FIXED  STOCK  OPTION  PLANS  (Continued)

A summary of the status of the Company's stock option plan as adjusted for stock dividends declared, as of December 31, 2002 and 2001, and changes during the years ending on those dates is presented below:

                                                2002                         2001
                                      ---------------------------  ---------------------------
                                                Weighted-Average             Weighted-Average
                                       Shares    Exercise Price     Shares    Exercise Price
                                      --------  -----------------  --------  -----------------
Fixed Options
  Outstanding at Beginning of Year     39,425   $           12.57   41,575   $           12.26
  Granted                               5,000   $           15.30    1,000   $           16.00
  Exercised (April)                    (2,520)  $           12.38        -   $               -
  Exercised (August)                        -   $               -   (1,260)  $            9.52
  Expired                              (3,780)  $           12.38   (1,890)  $            9.52
                                      --------                     --------
  Outstanding at End of Year           38,125   $           12.96   39,425   $           12.57
                                      ========                     ========

  Options Exercisable at Year-end      18,825                       16,295
  Weighted-average Fair Value of
    Options Granted During the Year   $  5.34                      $  6.14

The following table summarizes information about fixed stock options outstanding at December 31, 2002:

                                Options Outstanding                     Options Exercisable
                  -----------------------------------------------  ----------------------------------
                                     Weighted-
                                      Average
                       Number         Remaining      Weighted-          Number           Weighted-
    Range of       Outstanding at    Contractual      Average       Outstanding at        Average
Exercise Prices   December 31, 2002     Life      Exercise Price   December 31, 2002  Exercise Price
----------------  -----------------  -----------  ---------------  -----------------  ---------------

$ 9.52 - $13.00              13,125          6.2  $          9.52             11,025  $          9.52
$ 14.00 - $16.00             25,000          8.5  $         14.77              7,800  $         14.60
                  -----------------  -----------  ---------------  -----------------  ---------------

                             38,125          7.3  $         12.14             18,825  $         12.06
                  =================  ===========  ===============  =================  ===============

NOTE  8  -  INCOME  TAXES
            -------------

The provision for income taxes consists of the following components:

                                 2002       2001
                              ----------  ---------
Current                       $ 384,972   $307,936
Deferred (Benefit) Expense     (100,594)   (84,000)
                              ----------  ---------

Income Tax Expense (Benefit)  $ 284,378   $223,936
                              ==========  =========

The components of the net deferred tax assets were as follows:

                                               2002      2001
                                             --------  --------
Deferred Tax Assets:
  Allowance for Loan Losses                  $261,589  $177,534
  Unrealized  Loss on Investment Securities     2,173         -
  Other                                        22,660    28,606
                                             --------  --------

Net Deferred Tax Assets                       286,422   206,140
                                             --------  --------

Deferred Tax Liabilities:
  Unrealized Gain on Investment Securities          -    25,606
  Accumulated Depreciation and Amortization     5,747    20,200
  Other                                        30,066    10,319
                                             --------  --------

    Total Deferred Tax Liabilities             35,813    56,125
                                             --------  --------

Net Deferred Tax Assets                      $250,609  $150,015
                                             ========  ========

The applicable rate for current and future years is based on the average rate as compared to the effective tax rate for the current period. The Company believes that no valuation allowance is necessary due to the adequacy of future taxable income from reversals of temporary differences and taxable income exclusive of temporary differences.

            -------------

Reconciliations  of  differences  between  income  taxes  computed  at  Federal
Statutory  Tax  rates  and  income  taxes  recorded  are  as  follows:

                                                 2002            2001
                                         ----------------  ----------------
Tax Expense Based on Statutory
  Rate (34%)                             $235,826     34%  $185,625    34%

State Taxes Net of Federal Tax Benefit     61,558      9%    44,714     8%

Other                                     (13,011)   (2)%    (6,403)  (1)%
                                         ---------  -----  ---------  -----

                                         $284,373     41%  $223,936    41%
                                         =========  =====  =========  =====

NOTE  9  -  CREDIT  LINES
            -------------

At December 31, 2002, the Company had two unused lines of credit with two different banks. The credit line totals are $1,000,000 each and have variable interest rates based on the individual lending bank's daily federal fund rates, and are due on demand. These are uncommitted lines under which availability is subject to federal fund balances of the issuing banks.

NOTE  10-  CONTINGENCIES
           -------------

In the normal course of business, the Company occasionally becomes party to litigation. In the opinion of management, based on advice of legal counsel, pending or threatened litigation involving the Company will not have a material adverse effect upon its financial condition or results of operations.

NOTE  11  -  OPERATING  LEASES
             -----------------

The Company leases office locations and equipment, which have been classified as operating leases. These agreements call for various monthly payments expiring at dates through the year 2003.

Year Ended
December 31,
------------
   2003                     $  196,617
   2004                        123,930
   2005                        123,930
   2006                        123,930
   2007                        123,930
Thereafter                     432,709
                            ----------
                            $1,125,046
                            ==========

             -----------------

     Rental expense for the year ending December 31, 2002 and 2001 amounted to $206,941 and $201,811, respectively.

NOTE  12  -  FINANCIAL  INSTRUMENTS  WITH  OFF-BALANCE-SHEET  RISK
             -----------------------------------------------------

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized on the balance sheet.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

                                                                       Contractual
                                                                      Amount  as of
                                                                       December 31,
                                                                           2002
                                                                      --------------
Financial instruments whose contract amounts represent credit risk:

 Commitments to Extend Credit (Undisbursed Loan Funds)                $   12,314,799

 Standby Letters of Credit                                            $       81,855

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's credit worthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based on management's credit evaluation. Collateral held varies but may include receivables, inventory, property, plant, and equipment, residential properties, and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are preliminarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.

NOTE  13  -  CONCENTRATION  OF  CREDIT  RISK
             -------------------------------

Most of the Company's business is with customers located within Kern County, California. The majority of the Company's construction loans are located within Bakersfield, California. Commercial and industrial loans comprise the majority of the Company's lending activities.

NOTE  14  -  EMPLOYEE  BENEFITS
             ------------------

The employees of Mission Bancorp are covered under a 401(k) defined contribution plan that was established in January 1999. All employees of the Company who are 21 years of age or older and have completed over one year of service are eligible to participate in the plan. Eligible employees may defer up to 25% of their annual compensation, pursuant to section 401(k) of the Internal Revenue
Code. The Company matches employee contributions on a discretionary basis. Mission Bancorp's matching contribution of the 401(k) portion of the plan for the years ended December 31, 2002 and 2001 were $19,015 and $16,200, respectively.

NOTE  15  -  RELATIONSHIPS  WITH  RELATED  PARTIES
             -------------------------------------

As part of its normal banking activities, the Company has extended credit to and received deposits from certain members of its Board of Directors and management and companies in which directors have an interest. These related parties had deposits and loans at the Company approximating $11,481,002 and $4,074,585 at December 31, 2002, respectively, and $6,145,644 and $3,842,542 at December 31, 2001, respectively. In the opinion of management, all such extensions of credit and deposit relationships are on terms similar to transactions with non-affiliated parties and involve only normal credit risk with no undue exposure. Each loan has been approved by the Loan Committee of the Board of Directors.

During the year, the Company entered into a lease agreement with related parties for the leasing of the Greenfield branch facility. The lease agreement calls for rent payment of $25,000 per year and has a term of ten years with two five-year options. Payments on this lease began in December 2002. Management feels that both extension options will be exercised.

NOTE  16  -  DISCLOSURES  ABOUT  FAIR  VALUE  OF  FINANCIAL  INSTRUMENTS
             -----------------------------------------------------------

In accordance with SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the estimated fair values of financial instruments are disclosed as of December 31, 2002 and 2001. SFAS No. 107 defines fair value as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation. Where possible, the Company has utilized quoted market prices to estimate fair value. Since quoted market prices were not available for a significant portion of the financial instruments, the fair values were approximated using discounted cash flow techniques. Fair value estimates are made at a specific point in time, based on judgments regarding future expected loss experience, current economic conditions, risk conditions, risk characteristics of various financial instruments and other factors. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates were based on existing on-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

NOTE  16  -  DISCLOSURES  ABOUT  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
             -------------------------------------------------------

The following presents the carrying value and estimated fair value of the various classes of on-balance sheet financial instruments held by the Company at December 31, 2002 and 2001. This information is presented solely for compliance with SFAS No. 107 and is subject to change over time based on a variety of factors. Because no active market exists for a significant portion of the financial instruments presented below and the inherent imprecision involved in the estimation process, management does not believe the information presented reflects the amounts that would be received if the Company's assets and liabilities were sold nor does it represent the fair value of the Company as an entity (in thousands).

                                             2002                    2001
                                     ----------------------  ----------------------
                                     Carrying                Carrying
                                      Amount    Fair Value    Amount    Fair Value
                                     ---------  -----------  ---------  -----------
                                         (in thousands)        (in thousands)
Financial Assets:
  Cash and Cash Equivalents          $  26,059  $    26,059  $  12,948  $    12,948
  Investment Securities                  3,367        3,367      2,713        2,757
  Loans, Net of Allowance               43,465            *     40,619            *

Financial Liabilities:
  Deposits With No Stated Maturity      48,476       48,476     30,264       30,264
  Time Deposits                         18,966       21,333     17,175       20,253
                                     ---------  -----------  ---------  -----------

    Total Deposits                   $  67,442  $    69,809  $  47,439  $    50,517
                                     =========  ===========  =========  ===========

* Information required to estimate the fair value of loans at December 31, 2002 and 2001 was not available due to limitations of the Company's computer software.

The carrying amounts in the preceding table are included in the balance sheet under the applicable captions.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments. These assumptions were based on subjective estimates of market conditions and perceived risks of the financial instruments at a certain point in time.

SHORT-TERM FINANCIAL INSTRUMENTS

Financial instruments with maturities within 90 days of the balance sheet date are valued at the carrying amounts included in the balance sheet. This approach applies to cash and cash equivalents.

INTEREST-BEARING  DEPOSITS  IN  BANKS

The market value of these financial instruments approximate the carrying amount and are subject to valuation differences for short-term interest rates.

INVESTMENT  SECURITIES

The carrying amounts for securities maturing within 90 days of the financial statement date are assumed to approximate fair value provided they do not present unanticipated credit concerns. The fair value of longer term investments and mortgage-backed securities were estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers.

NOTE  16  -  DISCLOSURES  ABOUT  FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)
             -------------------------------------------------------

DEPOSIT  LIABILITIES

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, savings and money market accounts, is equal to the amount payable on demand. The fair value of certificates of deposit is based on the discounted value of contractual cash flows. The discount rate was estimated using the rates currently offered for deposits of similar remaining maturities.

The fair value estimated does not include the benefit that results from the low-cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

NOTE  17  -  REGULATORY  MATTERS
             -------------------

The Company is subject to various regulatory capital requirements administered by the federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002 and 2001, that the Company meets all capital adequacy requirements to which it is subject.

To be categorized as well-capitalized, the Company must maintain minimum ratios as set forth in the table below. During 2002 and 2001, the Company's capital ratios were categorized as being well-capitalized. The table sets forth the Company's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                To be Well-Capitalized
                                                                                   for Capital Under
                                                                                   Prompt Corrective
                                                Actual       Adequacy Purposes        Provisions
                                           ---------------  --------------------  --------------------
                                           Amount   Ratio    Amount      Ratio     Amount      Ratio
                                           -------  ------  ---------  ---------  ---------  ---------
As of December 31, 2002
 Total Capital (to Risk-Weighted Assets)   $ 6,821  12.87%  $   4,241      8.00%  $   5,301     10.00%
 Tier 1 Capital (to Risk-Weighted Assets)  $ 6,158  11.62%  $   2,120      4.00%  $   3,180      6.00%
 Tier 1 Capital (to Average Assets)        $ 6,158   7.93%  $   3,108      4.00%  $   3,885      5.00%
As of December 31, 2001
 Total Capital (to Risk-Weighted Assets)   $ 6,323  13.76%  $   3,676      8.00%  $   4,595     10.00%
 Tier 1 Capital (to Risk-Weighted Assets)  $ 5,754  12.52%  $   1,838      4.00%  $   2,757      6.00%
 Tier 1 Capital (to Average Assets)        $ 5,754   9.98%  $   2,306      4.00%  $   2,882      5.00%

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not  Applicable.

                                    PART III
                                    --------

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Management of Mission Bancorp knows of no person who owns, beneficially or of record, either individually or together with associates, five percent (5%) or more of the outstanding shares of Mission Bancorp's common stock, except as set forth in the table below. The following table sets forth, as of March 1, 2003, the number and percentage of shares of Mission Bancorp's outstanding common stock beneficially owned, directly or indirectly, by each of Mission Bancorp's directors, named executive officers and principal shareholders and by the directors and executive officers of Mission Bancorp as a group. The shares "beneficially owned" are determined under Securities and Exchange Commission Rules, and do not necessarily indicate ownership for any other purpose. In general, beneficial ownership includes shares over which the director, named executive officer or principal shareholder has sole or shared voting or investment power and shares which such person has the right to acquire within 60 days of March 1, 2003. Unless otherwise indicated, the persons listed below have sole voting and investment powers of the shares beneficially owned. Management is not aware of any arrangements, which may, at a subsequent date, result in a change of control of Mission Bancorp.

The following table sets forth, as of March 1, 2003, the names of, and certain information concerning, the persons nominated by the board of directors for election as directors of Mission Bancorp.

                               Year First                 Principal Occupation
Name and Title                 Appointed                       During the
Other than Director       Age   Director                    Past Five Years
------------------------  ---  ----------  -------------------------------------------------

Bruce Beretta              49        2002  President, Ag-Wise Enterprises, Inc.
Ronald Boylan              61        2002  President/Co-Owner, B&B Surplus
Arnold Cattani, Chairman   55        2002  President, A. Cattani & Son; Partner, Caprock Inc.
Salvador Chipres           58        2002  Owner, Salvador Chipres Construction
Paramijt Dosanjh           48        2002  General Manager, Dosanjh Bros. Farms;
                                           General Manager, DOABA Farms;
                                           President, PSF Ag Assoc. Inc.
Richard Fanucchi,          57        2002  President and Chief Executive Officer,
President and Chief                        Mission Bancorp and Mission Bank; former
Executive Officer                          Chief Credit Officer, Mission Bank; former
                                           Vice President, Wells Fargo Bank
Curtis Floyd, Vice         40        2002  Attorney/Partner, Floyd and Horrigan
Chairman                                   Attorneys at Law
                                           Attorney/Owner, Rodriguez & Associates;
Daniel Rodriguez           49        2002  former Attorney/Owner, Rodriguez and Floyd
Kurt Thomas                56        2002  Owner, Caprock, Inc.; Owner, San Emigdio
                                           Cattle Co.; Owner, K.C. Thomas Cattle Co.;
                                           President, TCI
Mary Jane Wilson           52        2002  President and CEO, WZI, Inc.

All of the nominees named above have served as members of Mission Bancorp's board of directors since its inception in 2002. All nominees will continue to serve if elected at the meeting until the 2004 annual meeting of shareholders and until their successors are elected and have been qualified. None of the directors were selected pursuant to any arrangement or understanding other than with the directors and executive officers of Mission Bancorp acting within their capacities as such. There are no family relationships between any of the directors of Mission Bancorp. No director of Mission Bancorp serves as a director of any company which has a class of securities registered under, or which is subject to the periodic reporting requirements of, the Securities Exchange Act of 1934, or of any company registered as an investment company under the Investment Company Act of 1940.

SECTION  16(a)  BENEFICIAL  OWNERSHIP  REPORTING  COMPLIANCE
------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the FDIC. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all
Section 16(a) forms they file. To the best knowledge of the Company, there are no shareholders that hold greater than ten-percent of the Company's common stock.

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 4 and 5 were required for those persons, the Company believes that for the 2002 fiscal year the officers and directors of the Company complied with all applicable filing requirements.

ITEM  10  -  EXECUTIVE  COMPENSATION.

The persons serving as the executive officers of Mission Bancorp received during 2002, and are expected to continue to receive in 2003, cash compensation in their capacities as executive officers of Mission Bank.

The following Summary Compensation Table indicates Mission Bancorp's named executive officers, which compensation is paid by Mission Bancorp's sole subsidiary, Mission Bank.

                                     Summary Compensation Table
                                    ---------------------------

                                                Long-Term Compensation
                                                -----------------------  --------------------------------
             Annual Compensation                      Awards                           Payouts
----------------------------------------------  -----------------------  --------------------------------
         a            b        c         d          e           f           g          h           i
-------------------  ----  ---------  --------  ---------  ------------  --------  ---------  -----------
                                                  Other
                                                 Annual     Restricted                         All Other
      Name and                                   Compen-      Stock                  LTIP       Compen-
      Principal             Salary     Bonus     sation       Awards     Options/   Payouts     sation
      Position       Year     ($)       ($)      ($)(2)        ($)         SARs       ($)       ($)(3)
-------------------  ----  ---------  --------  ---------  ------------  --------  ---------  -----------

Richard Fanucchi,    2002  $ 124,000  $ 20,000  $  6,000   $          -         -  $       -  $    4,355
President and Chief  2001  $ 117,750  $ 12,000  $  6,000   $          -         -  $       -  $    3,724
Executive Officer    2000  $  93,396  $ 12,000  $  6,000   $          -    12,000  $       -  $    4,254

(1)     Mr. Fanucchi began as President and CEO in March 2000.  Prior to that time, he served as Mission
Bank's Chief Credit Officer.

(2)     These amounts represent perquisites consisting of an automobile allowance
This  amount  represents  Mission  Bank's  contribution  under  the  Mission Bank 401(k) Retirement Plan.

(3)     Option/SAR  Exercises  and  Year-End  Value  Table
        --------------------------------------------------
     Aggregated Option/SAR Exercises in the Last Fiscal Year and Year-End Option/SAR Value

         (a)                  (b)             (c)           (d)                (e)
-----------------------------------------------------------------------------------------
                                                                            Value of
                                                         Number of       Unexercised In-
                                                        Unexercised         the-Money
                                                      Options/SARs at    Options/SARs at
                                             Value      Year-End (#)      Year-End ($)
                      Shares Acquired on   Realized     Exercisable/      Exercisable/
         Name            Exercise (#)         ($)      Unexercisable      Unexercisable
-----------------------------------------------------------------------------------------

Richard Fanucchi,
President and Chief                     -          -      Options Only       Options Only
Executive Officer                                         12,675/7,200  $  59,430/$12,600

Mr. Fanucchi, Mission Bank's President and Chief Executive Officer, has an employment agreement with Mission Bank which provides for a three-year term, commencing March 15, 2000. Under the agreement, Mr. Fanucchi receives a base salary of $94,000 for the first year, $124,000 for the second year and further increases as determined by the board of directors, in their discretion. Mr. Fanucchi is entitled to participate in Mission Bank's employee benefits, health and life insurance benefits, and in any executive bonus plan developed by Mission Bank. Pursuant to the Agreement, Mr. Fanucchi was also granted stock options and an automobile allowance. Mr. Fanucchi is entitled to accrue up to four weeks vacation time during each year and to have business expenses reimbursed. If Mr. Fanucchi is terminated for cause, he is entitled to receive two weeks' salary, plus pay in lieu of any accrued but unused vacation. If Mr. Fanucchi is otherwise terminated, he is entitled to an amount equal to one-half of his then base annual salary, paid in a lump sum. In the event he is terminated as the result of a sale of the bank, Mr. Fanucchi is entitled to an amount equal to one year of his then base salary, paid in a lump sum.

                                Equity Compensation Plan Information

----------------------------------------------------------------------------------------------------------
                                                                Weighted average
                                Number of securities to be          Exercise         Number of securities
                                 issued upon exercise of      price of outstanding    remaining available
                              outstanding options, warrants         options,                  for
Plan Category                           and rights             warrants and rights      future issuance
                                           (a)                         (b)                    (c)
----------------------------------------------------------------------------------------------------------
Equity Compensation Plans
approved by security holders                          18,825                  12.96                 19,300
Equity compensation plans
not approved by security
holders                                                    -                      -                      -
Total                                                 18,825                  12.96                 19,300

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

                             Amount and Nature of  Percent of
Beneficial Owner             Beneficial Ownership   Class(1)
---------------------------  --------------------  -----------

Bruce Beretta(2)                           34,770         6.23
Ronald Boylan(3)                           27,170         4.87
Arnold Cattani (4)                         28,350         5.08
Salvador Chipres(5)                        10,500         1.88
Parmijt Dosanjh(6)                          3,675            *
Richard Fanucchi(7)                        18,700         3.26
Curtis Floyd(8)                            23,176         4.15
Daniel Rodriguez                           10,500         1.88
Kurt Thomas                                26,775         4.80
Mary Jane Wilson                            4,150            *

All Directors and Officers
as a Group (11 in all)(9)                 187,776        32.76

Principal Shareholders
-----------------------------

Barrel Ten Quarter Circle
Land Company, Inc.(10)                     51,975         9.31

* Less than one percent (1%)
(1) Includes shares subject to options held by the directors and executive officers that were exercisable within 60 days of March 1, 2003. These are treated as issued and outstanding for the purpose of computing the percentage of each director, named executive officer and the directors and executive officers as a group, but not for the purpose of computing the percentage of class owned by any other person.
(2) Mr. Beretta has shared voting and investment powers as to all of these shares. Mr. Beretta's address is c/o Mission Bank, 1330 Truxtun Avenue, Bakersfield, California 93301.
(3) Mr. Boylan has shared voting and investment powers as to all of these shares.
(4) Mr. Cattani's address is c/o Mission Bank, 1330 Truxtun Avenue, Bakersfield, California 93301.
(5) Mr. Chipres has shared voting and investment powers as to all of these shares.
(6) Mr. Dosanjh has shared voting and investment powers as to 2,625 of these shares.
(7) This amount includes 15,075 shares acquirable by the exercise of options. Mr. Fanucchi has shared voting and investment powers as to 3,625 of these shares.
(8) Mr. Floyd has shared voting and investment powers as to 16,876 of these shares.
(9) This amount includes 15,075 shares acquirable by the exercise of options.
(10) Barrel Ten Quarter Circle Land Company, Inc.'s address is 6342 Bystrum Road, Ceres, California 95307.

Unless otherwise indicated, correspondence should be send to: c/o Mission Bank, 1330 Truxtun Avenue, Bakersfield, California 93301.

ITEM  12  -  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

For information concerning certain relationships and related transactions, see "RELATIONSHIPS WITH RELATED PARTIES" incorporated as item 7, note 17 to the financial statements.

ITEM  13  -  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)  REPORTS  ON  FORM  8-K
     ----------------------

None.

(b)  EXHIBITS
     --------

See Index to Exhibits at page 55 of this Form 10-KSB.

ITEM  14  -  CONTROLS  AND  PROCEDURES.

Under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act) within 90 days of the filing date of this annual report, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM  15  -  PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES.

Fees paid to the principal accountant, Brown Armstrong Paulden McCown Starbuck and Keeter for the years 2002 and 2001 are as follows

                                 2002     2001
                                -------  -------
Audit Fees                      $37,700  $26,400
Financial Information Systems
Design and Implementation Fees  $     -  $     -
Tax Fees                        $ 7,100  $ 4,700
All Other Fees                  $     -  $     -

Mission Bancorp's board has determined that the principal accountant was independent of the operations of the Company. The Company's audit committee pre-approved all services rendered by the independent accountants.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MISSION BANCORP

Date: March 28, 2003                By:/s/ Richard E. Fanucchi
                                       -------------------------------------
                                       Richard E. Fanucchi
                                       President and Chief Executive Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard E. Fanucchi                  Date: March 28, 2003
--------------------------------
Richard E. Fanucchi
President and Chief Executive
Officer and Director (principal
executive officer)

/s/ Craig Swenson                        Date: March 28, 2003
--------------------------------
Craig Swenson
Chief Financial Officer
(principal accounting officer
and principal financial officer)

INDEX  TO  EXHIBITS


EXHIBIT
NUMBER    EXHIBIT
------    ----------------------------------------------------------------------

2 Agreement and Plan of Reorganization and Merger by and between Registrant, Mission Merger Company and Mission Bank dated as of March 18, 2002, incorporated by reference to Form S-4 filed on March 20, 2002

3.1 Mission Bancorp Articles of Incorporation incorporated by reference to Form S-4 filed on March 20, 2002

3.2 Mission Bancorp Bylaws incorporated by reference to Form S-4 filed on March 20, 2002

4 Specimen form of certificate for Mission Bancorp Common stock incorporated by reference to Form S-4 filed on March 20, 2002

10.1 Employment agreement for Richard Fanucchi incorporated by reference to Form S-4 filed on March 20, 2002

10.2 Incentive Stock Option Agreement for Stan Newman dated July 1, 2002 incorporated by reference to Form S-4 filed on March 20, 2002

10.3 Consulting Agreement with Leo Pierucci incorporated by reference to Form S-4 filed on March 20, 2002

10.4      Contract with Jack Henry & Associates as amended

10.5 Lease agreement between Mission Bank and Triple B Enterprises, LLC for the branch located at 10 Panama Road in Bakersfield, California

10.6 Lease agreement, as amended, between Mission Bank and the Kern County Superintendent of Schools for the main branch located at 1330 Truxtun Avenue in Bakersfield, California.

99.1      Certification of Chief Executive Officer

99.2      Certification of Chief Financial Officer